Form 10-Q
period 1995-06-30
AUTO GRAPHICS INC
filed 1995-08-14
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended                             June 30, 1995
Commission File Number 0-4431

               AUTO-GRAPHICS, INC.
(exact name of registrant as specified in its charter)

California                                 95-2105641
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification Number)


3201 Temple Avenue, Pomona, California        91768
(Address of principal executive offices)     (zip code)

Registrant's telephone number, including area code:
(909) 595-7204

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   [ X]           No  [  ]


Total Shares Outstanding:

                    Common Stock:  1,130,478


                      AUTO-GRAPHICS, INC.

                           Form 10-Q

                PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

            Unaudited Condensed Statement of Income

                  For Six Months Ended June 30


                                        1995         1994
Net sales                            $4,523,075   $4,342,443

Costs and expenses:
 Cost of sales                        2,873,283    2,988,730
 Selling, general & administrative    1,458,984    1,191,658
 Interest/other                          81,814       72,047

Total costs and expenses              4,414,081    4,252,435



Income from operations                  108,994       90,008

Provision for taxes based on income      50,000       38,000

Net income/(loss)                    $   58,994   $   52,008



Net income/(loss) per share          $      .05   $      .04



Shares outstanding                    1,130,478    1,285,278


     See Notes to Unaudited Condensed Financial Statements



                      AUTO-GRAPHICS, INC.

                           Form 10-Q

            Unaudited Condensed Statement of Income

                 For Three Months Ended June 30


                                        1995         1994
Net sales                            $2,331,364   $2,395,229

Costs and expenses:
 Cost of sales                        1,480,528    1,695,731
 Selling, general & administrative      754,519      613,789
 Interest/other                          41,489       39,529

Total costs and expenses              2,276,536    2,349,049



Income from operations                   54,828       46,180



Provision for taxes based on income      25,000       19,000

Net income                           $   29,828   $   27,180



Net income per share                 $      .03   $      .02



Shares outstanding                    1,130,478    1,285,278


     See Notes to Unaudited Condensed Financial Statements



                      AUTO-GRAPHICS, INC.

                           Form 10-Q

                    Unaudited Balance Sheet

              June 30, 1995 and December 31, 1994


ASSETS

CURRENT ASSETS                          1995         1994
                                                   (Audited)

 Cash                                $   51,836   $   80,852
  Accounts receivable, less
  allowance for doubtful
  accounts of $38,000 in
   1995 and 1994                      1,611,013    2,051,764
 Unbilled production costs              354,093      217,111
 Finished goods                          83,732       55,189
 Prepaid expenses and other             234,352      198,040
      Total current assets            2,335,026    2,602,956

EQUIPMENT & LEASEHOLD IMPROVEMENTS,
 at cost                              7,174,949    6,645,125
 Less accumulated depreciation        3,789,075    3,338,152
      Net equipment & leasehold
      improvements                    3,385,874    3,306,973

OTHER ASSETS                            226,747      196,187

                                     $5,947,647   $6,106,116

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                       $  305,000   $       --
 Accounts payable                       299,493      291,166
 Customers' advance payments            228,397      328,413
 Accrued expenses                        93,781      166,823
 Accrued payroll & related
 liabilities                            149,536      135,675
 Current portion of long-term debt      505,000      450,000
      Total current liabilities       1,581,207    1,372,077

LONG-TERM DEBT                        1,580,881    1,695,881

DEFERRED TAXES BASED ON INCOME          478,932      487,432

STOCKHOLDER'S EQUITY
 Common stock, $.10 par value;
 4,000,000 shares authorized,
 1,130,478 shares issued and
 outstanding in 1995, and
 1,285,278 in 1994                      113,048      128,008
 Capital in excess of par value       1,151,093    1,197,717
 Retained earnings                    1,042,486    1,225,001
      Total stockholders' equity      2,306,627    2,550,726

                                     $5,947,647   $6,106,116

     See Notes to Unaudited Condensed Financial Statements



                      AUTO-GRAPHICS, INC.

                           Form 10-Q

                    Unaudited Statements of
                           Cash Flows

                For the Six Months Ended June 30


                                           1995         1994
Cash flows from operating activities:

 Net income                             $   58,994   $   52,009

 Adjustments to reconcile net income
 to net cash provided by operating
 activities:

   Depreciation and amortization           468,923      448,906
   Provision for losses on
     accounts receivable                        --           --
   (Increase) decrease in accounts
     receivable                            440,751      142,173
   (Increase) decrease in unbilled
     production costs                     (136,982)    (125,736)
   (Increase) decrease in finished
     goods inventory                       (28,543)     (32,130)
   (Increase) decrease in other
     current assets                        (36,312)     (98,653)
   (Increase) decrease in other assets     (48,560)      58,214
   Increase (decrease) in accounts
     payable                                 8,328     (156,071)
   Increase (decrease) in customer
     advances                             (100,016)     (87,245)
   Increase (decrease) in accrued
     expenses                              (80,955)      (2,562)
   Increase (decrease) in accrued payroll
     and related liabilities                13,861      (50,250)
   Increase (decrease) in interest and
     income taxes payable                    7,913      (41,662)
   Increase (decrease) in deferred taxes    (8,500)         --

     Net cash provided by operating
      activities                         $ 558,902   $  106,993

Cash flows from investing activities:
   Capital expenditures                   (529,824)    (548,584)

   Net cash used in investing           $ (529,824)  $ (548,584)
        activities

Cash flows from financing activities:

 Borrowings under long-term debt           165,000           --
 Principal payments under debt
   agreements                             (225,000)    (225,000)
 Net borrowings (payments) under
    line-of-credit agreement               305,000      695,000
 Repurchase of capital stock              (303,094)     (39,176)

   Net cash provided by (used in)
     financing activities                  (58,094)     430,824

Net increase (decrease) in cash            (29,016)     (10,767)

Cash at beginning of period                 80,852       63,079

Cash at end of period                   $   51,836   $   52,312



Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                             $  106,642   $   90,800
   Income taxes                             50,600       73,600


     See Notes to Unaudited Condensed Financial Statements.

                      AUTO-GRAPHICS, INC.

                           Form 10-Q

                            Notes to
            Unaudited Condensed Financial Statements

                         June 30, 1995


NOTE 1.The unaudited condensed financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at June 30, 1995, the results of operations and the statement of cash flows for the six months ended June 30, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission.

       The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

       This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 1994 including, without limitation, the financial statements included therein.

NOTE 2.In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 112, Employers Accounting for Postemployment Benefits, which the Company adopted in 1994. The Standard requires that the cost of certain post-employment benefits programs be accrued as of the date of termination. The adoption of the Standard has not had a material effect on the Company's financial position or results of operations.

       In December 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, which the Company adopted in 1994.
       The standard establishes principles of financial accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company has no current or planned investments in debt or equity securities for which the Standard is applicable, therefore the Standard has not had a material effect on the Company's financial position or results of operations.

NOTE 3.The Company entered into a stock repurchase agreement with a former employee and officer of the Company, Douglas K. Bisch, whereby the Company agreed to purchase and retire, over a seven-year period, 156,000 of 171,000 shares of Company stock owned by Mr. Bisch. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January 1995, the Company purchased and retired the first block of 15,600 shares.

NOTE 4.In June, 1995, the Company entered into a stock repurchase agreement with a former employee and officer of the Company, Cary A. Marshall, whereby the Company agreed to purchase and retire, in 1995, 115,000 of 141,000 shares of Company stock owned by Mr. Marshall. The total transaction cost of $230,000 will be paid in four annual installments beginning in 1995 plus interest of 5.5% per annum ($65,000 paid in June 1995, and $55,000 to be paid in 1996,1997 and 1998).

                      AUTO-GRAPHICS, INC.

                           Form 10-Q



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations



FINANCIAL CONDITION

December 31, 1994 to June 30, 1995

    Liquidity and capital resources. Working capital decreased $477,000 due to improved receivable collections and stock repurchase. Long-term debt was reduced by $115,000. Capital expenditures were $530,000. The average collection period for accounts receivable improved from 70 days at December 31, 1994 to 62 days as of June 30, 1995.

    The Company has negotiated a new revolving credit agreement with a bank under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($695,000 available at June 30, 1995) with interest at 1/2% above the bank's prime rate. Management believes that the current line of credit, which is renewed annually in May, will again be renewed in 1996, and is sufficient to handle cyclical working capital needs. There are no compensating balance requirements or commitment fees. This agreement contains the same loan covenants as the equipment line of credit note payable.

    The Company also has a line of credit agreement with the bank providing for maximum borrowings of $2,250,000 ($329,000 available at June 30, 1995) for the purchase of capital and financing of up to $500,000 in internal software development costs. The capital line of credit is renewed annually in May and management believes that the current line of credit will be renewed in 1996. Management does not currently believe that increased credit will be required to finance capital improvements in 1995 which are currently estimated at $900,000. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum ratios of current assets to current liabilities, debt to equity and cash flow to debt service, minimum working capital and equity amounts, limits capital expenditures and capital lease obligations and prohibits the payment of cash dividends. There are no commitment fees or compensatory balance requirements.

RESULTS OF OPERATIONS

First Six Months 1995 as Compared to First Six Months 1994

    Net sales increased $181,000 or 4% to $4,523,000.

    Cost of sales decreased $115,000 or 4%. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

    Selling, general and administrative expenses increased $267,000 or 22% as a result of the company's focus on sales and marketing. The primary increases are in additional sales and marketing staff, and marketing expenses. As a percentage of sales, these expenses increased from 27% to 32%.

    Interest expense/other increased $9,800 or 14% primarily as a result of higher interest rates on borrowings in 1995.

    Income from operations increased $19,000 or 21% to $109,000 in 1995.

    Net income increased $7,000 to $59,000 net profit in 1995, up from a $52,000 net profit in 1994.

    Net income per share increased from $0.04 per share in 1994 to $0.05 per share in 1995 due to a reduction in the number of shares outstanding.

Second Quarter 1995 as Compared to Second Quarter 1994

    Net sales decreased $64,000 or 3% to $2,331,000.

    Cost of sales decreased $215,000 or 13%. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

    Selling, general and administrative expenses increased
$141,000 or 23%. As a percentage of sales, these expenses increased from 26% in 1994 to 32% in 1995.

    Interest expense/other increased $2,000 as a result of higher interest rates on borrowings in 1995.

    Income from operations increased $9,000 to $55,000 in 1995.

    Net income increased $3,000 to $30,000 in 1995.

                      AUTO-GRAPHICS, INC.

                           Form 10-Q

                  PART II - OTHER INFORMATION



Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  None

Item 3. Defaults upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.
        None

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

        a.  Exhibits:  None

               b. The Company filed Form 8-K on April 28, 1995 covering exhibits to the Form 10-K report for the year ended December 31, 1994. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled during the period covered by this report.



                           SIGNATURES

        Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AUTO-GRAPHICS, INC.


Date         8/14/95         Robert S. Cope
                             Robert S. Cope, President
                             and Treasurer


Date         8/14/95         Daniel E. Luebben
                             Daniel E. Luebben, Controller