Form 10-Q
period 1995-09-30
AUTO GRAPHICS INC
filed 1995-11-15
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:         September 30, 1995
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


                        Yes [ X ]         No [   ]


Total Shares Outstanding:

                    Common Stock:  1,130,478


                    AUTO-GRAPHICS, INC.
                        Form 10-Q

                PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

            Unaudited Condensed Statement of Income

               For Nine Months Ended September 30


                                             1995         1994
Net sales                                 $6,952,801   $6,516,403

Costs and expenses:
  Cost of sales                            4,401,095    4,490,065
  Selling, general & administrative        2,264,250    1,774,733
  Interest/other                             120,481      111,891

Total costs and expenses                   6,785,826    6,376,689



Income from operations                       166,975      139,714

Provision for taxes based on income           78,000       59,000

Net income                                $   88,975   $   80,714



Net income per share                      $     0.08   $     0.06



Shares outstanding                         1,130,478    1,280,078


     See Notes to Unaudited Condensed Financial Statements


                      AUTO-GRAPHICS, INC.
                           Form 10-Q

            Unaudited Condensed Statement of Income

              For Three Months Ended September 30


                                             1995         1994
Net sales                                 $2,429,726   $2,173,959

Costs and expenses:
  Cost of sales                            1,527,812    1,501,336
  Selling, general & administrative          805,266      583,075
  Interest                                    38,667       39,843

Total costs and expenses                   2,371,745    2,124,254



Income from operations                        57,981       49,705

Provision for taxes based on income           28,000       21,000

Net income                                $   29,981   $   28,705



Net income per share                      $     0.03   $     0.02



Shares outstanding                         1,130,478    1,280,078


     See Notes to Unaudited Condensed Financial Statements

                      AUTO-GRAPHICS, INC.
                           Form 10-Q

                    Unaudited Balance Sheet

            September 30, 1995 and December 31, 1994

ASSETS
                                             1995         1994
                                                       (audited)
CURRENT ASSETS
  Cash                                    $   46,417   $   80,852
  Accounts receivable, less allowance
   for doubtful accounts of $38,000 in
   1995 and 1994                           1,816,594    2,051,764
  Unbilled production costs                  319,737      217,111
  Finished goods                              57,563       55,189
  Prepaid expenses                           209,600      198,040
        Total current assets               2,449,911    2,602,956

EQUIPMENT & LEASEHOLD IMPROVEMENTS,
  at cost, pledged                         7,724,656    6,645,125
  Less accumulated depreciation            3,988,383    3,338,152
        Net equipment and leasehold
        improvements                       3,726,273    3,306,973

OTHER ASSETS                                 176,681      196,187

                                          $6,362,865   $6,106,116

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                           $  375,000   $       --
  Accounts payable                           302,353      291,166
  Customers' advance payments                282,226      328,413
  Accrued expenses                            94,553      166,823
  Accrued payroll & related liabilities      269,812      135,675
  Current portion of long-term debt          505,000      450,000
        Total current liabilities          1,828,944    1,372,077

LONG-TERM DEBT                             1,718,381    1,695,881

DEFERRED TAXES BASED ON INCOME               478,932      487,432

STOCKHOLDERS' EQUITY
  Common stock, $0.10 par value; 4,000,000
  shares authorized, 1,130,478 shares issued
  and outstanding in 1995, and 1,285,278
  shares issued and outstanding in 1994      113,048      128,008
  Capital in excess of par value           1,151,093    1,197,717
  Retained earnings                        1,072,467    1,225,001
        Total stockholders' equity         2,336,608    2,550,726

                                          $6,362,865   $6,106,116


     See Notes to Unaudited Condensed Financial Statements



                      AUTO-GRAPHICS, INC.
                           Form 10-Q

                     Unaudited Statement of
                           Cash Flows

               For Nine Months Ended September 30


                                             1995         1994
Cash flows from operating activities:
  Net income                              $   88,975   $   80,714
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization            677,231      657,599
    Provision for losses on
      accounts receivable                         --           --
    (Increase) decrease in accounts
      receivable                             235,170      (26,718)
    (Increase) decrease in unbilled
      production costs                      (102,626)    (162,959)
    (Increase) decrease in finished
      goods inventory                         (2,374)         436
    (Increase) decrease in other
      current assets                         (11,560)     (59,285)
    (Increase) decrease in other assets       (7,494)      59,714
    Increase (decrease) in accounts
      payable                                 11,188     (184,344)
    Increase (decrease) in customer
      advances                               (46,187)     100,750
    Increase (decrease) in accrued
      expenses                               (49,385)      (6,322)
    Increase (decrease) in accrued payroll
      and related liabilities                134,137      (35,412)
    Increase (decrease) in interest and
      income taxes payable                   (22,885)     (38,586)
    Increase (decrease) in deferred taxes     (8,500)          --

      Net cash provided by operating
        activities                        $  895,690   $  385,587


Cash flows from investing activities:
  Capital expenditures                    (1,079,531)    (698,911)
    Net cash used in investing activities (1,079,531)    (698,911)

Cash flows from financing activities:
  Borrowings under long-term debt            250,000          --
  Principal payments under debt
    agreements                              (337,500)   (337,500)
  Net borrowings under line-of-credit
    agreement                                375,000      700,000
  Repurchase of capital stock               (303,094)     (48,327)
  Stock repurchase debt (see Note 4)         165,000          --

    Net cash provided by (used in)
      financing activities                   149,406      314,173

Net increase (decrease) in cash              (34,435)         849

Cash at beginning of period                   80,852       63,079

Cash at end of period                     $   46,417   $   63,928



Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                              $  164,350   $  139,510
    Income taxes                             109,298       91,344


     See Notes to Unaudited Condensed Financial Statements


                      AUTO-GRAPHICS, INC.
                           Form 10-Q

                            Notes to
            Unaudited Condensed Financial Statements

                       September 30, 1995



NOTE 1.The unaudited condensed financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at September 30, 1995, the results of operations and the statement of cash flows for the nine months ended September 30, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission.

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

                      AUTO-GRAPHICS, INC.
                           Form 10-Q



Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations.



FINANCIAL CONDITION

December 31, 1994 to September 30, 1995

       Liquidity and capital resources. Working capital decreased $610,000. Net long-term debt increased by $22,500.
Capital expenditures were $1,080,000. The average collection period for accounts receivable improved from 70 days at December
31, 1994 to 69 days as of September 30, 1995.

       The Company has negotiated a new revolving credit agreement with a bank under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($625,000 available at September 30, 1995) with interest at 1/2% above the bank's prime rate. Management believes that the current line of credit, which is renewed annually in May, will again be renewed in 1996, and is sufficient to handle cyclical working capital needs. There are no compensating balance requirements or commitment fees. This agreement contains the same loan covenants as the equipment line of credit note payable.

       The Company also has a line of credit agreement with the bank providing for maximum borrowings of $2,250,000 ($192,000 available at September 30, 1995) for the purchase of capital and financing of up to $500,000 in internal software development.
The capital line of credit is renewed annually in May and management believes that the current line of credit will be renewed in 1996. Management does not currently believe that increased credit will be required to finance capital improvements in 1995 which are currently estimated at $1,200,000, to be primarily used to upgrade computers and production equipment and software development. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum ratios of current assets to current liabilities, debt to equity and cash flow to debt service, minimum working capital and equity amounts, limits capital expenditures and capital lease obligations and prohibits the payment of cash dividends. There are no commitment fees or compensatory balance requirements.

                      AUTO-GRAPHICS, INC.
                           Form 10-Q



RESULTS OF OPERATIONS

First Nine Months 1995 as Compared to First Nine Months 1994

       Net sales increased $436,000 or 7%.

       Cost of sales decreased $89,000 or 2%. Significant factors in cost of sales include changes is operating costs generally attributable to variable costs fluctuating with product mix.

       Selling, general and administrative expenses increased $490,000 or 28% as a result of the company's focus on sales and marketing. The primary increases are in additional sales and marketing staff, and marketing expenses. As a percentage of sales, these expenses increased from 27% to 33%.

       Interest expense/other increased $9,000 or 27%. Net interest expense increased $25,000 as a result of higher interest rates on borrowings in 1995. Other income increased $16,000, primarily as a result of expense reimbursement from affiliate company Datacat.

       Income from operations increased $27,000 to $167,000 in 1995, up from $140,000 in 1994.

       Net income increased $8,000 to an $89,000 net profit in 1995, up from an $81,000 net profit in 1994.

       Net Income per Share increased to $0.08, up from $0.06 in 1994.


Third Quarter 1995 as Compared to Third Quarter 1994

       Net sales increased $256,000 or 12%.

       Cost of sales increased $26,000 or 2%. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

       Selling, general and administrative expenses increased
$222,000 or 38%. As a percentage of sales, these expenses increased from 27% to 33%.

       Interest expense/other increased $1,000. Net interest expense increased $9,000. Other income in third quarter of 1995 primarily represents expense reimbursement from affiliate company
Datacat.

       Income from operations increased $8,000 to $58,000 in 1995.

       Net income increased to $30,000 in 1995.

                      AUTO-GRAPHICS, INC.
                           Form 10-Q

                  PART II - OTHER INFORMATION



Item 1.Legal Proceedings.  None

Item 2.  Changes in Securities.  None

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.
None

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits:
               27  Financial Data Schedules for Nine Months
                   Ended September 30, 1995

           (b) The Company filed Form 8-K on April 28, 1995 covering exhibits to the Form 10-K report for the year ended December 31, 1994. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled separately.



                           SIGNATURES

       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AUTO-GRAPHICS, INC.


Date      11/14/95            ss/  Robert S. Cope
                            Robert S. Cope, President
                            and Treasurer


Date      11/14/95            ss/  Daniel E. Luebben
                            Daniel E. Luebben, Controller