Form 10-K
period 1995-12-31
AUTO GRAPHICS INC
filed 1996-04-02
CIK 8598

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock ($.10 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

	Yes  [ X ]   No [  ]
The aggregate market value of voting stock held by nonaffiliates of the registrant was $464,000 as of December 31, 1995.

The number of shares of the registrant's Common Stock outstanding was 1,130,478 as of December 31, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A for the fiscal year ended December 31, 1995 is incorporated herein by reference in Part III, Items 11-13 of Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year.

ITEM 1.  BUSINESS

Auto-Graphics, Inc. provides software products and processing services to information and database publishers. These products and services are used to create, maintain and distribute information databases through printed and/or electronic reference products. Electronic products include Compact Disc (CD-
ROM) and Client/Server software systems(Internet/Web).

The Company provides state and local government customers with products and outsourced services to maintain, publish and distribute bibliographic databases of library holdings and to manage interlibrary loan systems. Traditional commercial and corporate publishers use the Company's services to produce and distribute print and electronic products such as dictionaries, encyclopedias, Bibles, price catalogs and other reference works.

In recent years, Auto-Graphics has made a major investment in the development of online client/server software products and client-shared Internet/Web services. In 1993, the Company launched the development of an umbrella concept called Impact/ONLINE[tm] for Internet distribution services. This capability has been successfully applied to a range of applications including the outsourcing by several statewide library consortia to Auto-Graphics of complete system design, development, management, maintenance and operation of a web site for each customer. During the last eighteen months, the Company has received orders for five statewide and three regional Impact/ONLINE[tm] systems comprising over 1,500 libraries.

The Company's Impact/ONLINE[tm] products include:

Impact/ONLINE WebPAC[tm] enables patrons, directly from home, school and office to search a database over the Internet using any Web Browser such as Netscape Navigator or Microsoft Explorer.

Impact/ONLINE ILL[tm] automates initiation, tracking and management of interlibrary borrowing and lending.

Impact/ONLINE CAT[tm] for creating and maintaining the bibliographic database.

Impact/NET[tm] for configuring, installing and managing Internet resources.

Impact/ACCESS[tm] for patron access to licensed commercial databases.

Impact/SLims[tm], a small library information management system, which operates on a personal computer and integrates patron access catalog, circulation control and inventory management.

The Company's software products and processing services continue to leverage technology and experience gained over more than 45 years of service to publishers most of whom continue to distribute information via print and CD-ROM media. Auto-Graphics provides standard and custom products and services for database management, electronic composition and CD-ROM search and retrieval. These software products include:

SGML Smart Editor System(SES) provides publishers with full editorial capabilities to create and maintain data in SGML format.

Impact[tm]/CD-ROM is a system to provide search and retrieval capabilities for CD-ROMs.

Impact[tm]/SGML upgrades CD products to Windows and operates on SGML formatted data files.


A specialized database service for the wholesale heating, ventilation, air conditioning and refrigeration(HVACR) industry is provided in conjunction with Datacat, Inc., which is 50 percent owned by Auto-Graphics. The Company is a supplier of software and production services to Datacat for HVACR parts catalogs. <F1> (See Note 1 of "Notes to Financial Statements.")

Company Background

The Company was formed in 1950 and incorporated in 1960 in the state of California. No single customer represents more than 10% of net sales. Management believes that the loss of any single customer or vendor would not have a material adverse effect on the business of the Company. Hardware sales are not material to the Company's business, representing less than 10% of sales, and are not considered important to the future of the Company.

Backlog cannot be stated in a useful manner, as contracts are normally statements of specifications and unit prices rather than total sales volume.

The software and computerized database processing services business is highly competitive. There are no definitive market share statistics available. The Company first introduced computerized database services in 1964, and believes that it has been offering such services longer than any of its existing competitors. Many competitors are smaller and local in character, but some are larger and national with greater financial resources than the Company. Contracts for computerized database publishing services and the purchase/lease of equipment are typically awarded according to the results of market pricing, competitive bidding, technical capability and past performance.

Marketing Offices/Employees

The Company has marketing representatives and service centers located in California, Connecticut, Illinois, Maryland, Massachusetts, Missouri, and New Jersey. The Company currently employs approximately 120 persons.

ITEM 2.  PROPERTIES

The Company leases its corporate office and production facilities constituting approximately 29,000 square feet located at 3201 Temple Avenue, Pomona, California 91768. The facility has been custom designed for the Company's purposes, is fully utilized and should be adequate for the Company's needs for the foreseeable future. The facility is currently leased to the Company through June 1996 under the first of two five-year renewal options. <F6> (See
Note 6 of "Notes to Financial Statements" and Item 13. "Certain Relationships and Related Transactions.")

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
	 MATTERS

Stock quotations  1995     1995     1995    1995    1994     1994   1994   1994
		  Bid      Bid      Asked   Asked   Bid      Bid    Asked  Asked
Price Range       High     Low      High    Low     High     Low    High   Low

1st Quarter       1 1/8    1       1 1/4   1 1/8    2        2      2      2
2nd Quarter       1 5/8    1       2 1/8   1 5/8    1 15/16  1 5/8  2 1/4  1 5/8
3rd Quarter       1 15/32  1 5/16  1 5/8   1 15/32  2        1 5/8  2 3/8  1 5/8
4th Quarter       1 7/8    1 3/8   2 3/8   1 7/8    1 7/16   1 1/8  1 3/4  1 1/8

The Company's Common Stock ($.10 par value) is traded in the over-the-counter market under the symbol "AUGR" (Cusip Number 05272510). The quotations as published by the National Quotation Bureau, Inc. represent the highest and lowest bid and asked prices quoted by broker/dealers making a market in the Company's Common Stock. Prices quoted do not include retail markup, markdown or commissions and may not reflect actual transactions in shares of the Company's stock.

As of December 31, 1995, the number of holders of record of the Company's Common Stock was 265. The Company has never paid a cash dividend and there are no plans to do so in the near future. <F3> (See Note 3 of "Notes to Financial Statements" for information as to the loan restriction on the payment of cash dividends.)


ITEM 6.  SELECTED FINANCIAL DATA
Dollar amounts in thousands except per share data.
Years Ended December 31
Operating results:            1995     1994     1993     1992     1991
	Net sales             $ 9,559  $ 9,165  $ 9,678  $ 9,362  $10,018
	Net income                194      158      132      28       8
	Net income per share      .16      .12      .10      .02      .01

At year-end:
	Total assets           6,688    6,106    5,841    6,637    7,113
	Long-term debt         1,906    1,696    1,592    1,750    1,799

No cash dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Future Business Trends

Liquidity and Capital Resources

The Company has a revolving credit agreement with a bank, under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($1,000,000 available at December 31, 1995). Management believes that the current line of credit, which is renewed annually in May, will again be renewed in 1996, and is sufficient to handle cyclical working capital needs.
<F2> (See Note 2 of "Notes to Financial Statements.")

The Company also has a capital line of credit agreement with the bank providing for maximum borrowings of $2,250,000 ($4,000 available at December 31, 1995). The capital line of credit may be used for the purchase of equipment and software, and financing of up to $500,000 in internal software development costs. The bank line of credit is renewed annually in May, and management believes that the current line of credit will again be renewed in 1996. Management does not currently believe that increased credit will be required to finance planned capital expenditures in 1996 which are estimated at $1,000,000, to be used to upgrade computers, production equipment and for software development. <F3> (See Note 3 of "Notes to Financial Statements.")

In 1993, the Company initiated several major new product (software) development programs. Estimated investments in the Company's SGML Smart Editor System and Impact[tm]/SGML CD-ROM may exceed $500,000 and enhance competitiveness of the product with new features. In addition, the Company announced and initiated the development of the next generation of the Impact[tm] product line called Impact/ONLINE[tm]. Impact/ONLINE[tm] has been released and now includes modules for public access catalogs, online cataloging, interlibrary loan, and access via Internet to other databases.
The estimated investment in Impact/ONLINE[tm] may total $1,000,000. Funding for these investments is expected to be provided by a combination of internally generated funds, bank financing, and possibly additional outside capital investment.

Results of Operations

1995 net sales increased $394,000 to $9,559,000. The increase in sales was due to market acceptance of the Company's new products: SGML Smart Editor System, Impact[tm]/SGML CD-ROM and Impact/ONLINE[tm] products. Sales prices remained flat and in some cases declined due to competitive pressures in some markets. Gross margins continued to improve to 38.2% in 1995, up from 32.3% in 1994 due to the new products, continuing cost reduction measures and productivity gains. The Company's focus on improving marketing and sales resulted in higher selling expenses up $596,000 for additional sales management and sales personnel, promotional and administrative expenses.
1995 net income improved to $194,000 a 23% increase and earnings per share improved 39% to $0.16 due partially to stock repurchases. Working capital declined in 1995 due to higher accounts payable at year-end and higher than average customer deposits. Cash flow from operations improved to $1,623,000 in 1995, up 84% from $881,000 in 1994. Improvements in liquidity and reduced leverage are expected in 1996.

1996 net sales revenues (excluding equipment) are expected to improve due to the Company's new products. The favorable mix of expected product sales, implemented cost reduction measures and productivity improvements should result in higher earnings and improved cash flow from operations in 1996.


Impact of Inflation

Historical dollar accounting does not reflect changing costs for operations, the future cost for expansion and the changing purchasing power of the dollar. Inflation generally impacts the Company in a negative manner, as prices cannot be adjusted quickly due to the contract nature of the business, while costs of personnel, materials and other purchases tend to escalate more rapidly. However, inflation is not anticipated to have a material effect on the Company's business in the near future.

Adopted and Pending Financial Accounting Standards

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which the Company adopted beginning in 1995. The standard establishes principles of financial accounting and reporting for situations where information indicates that a company might be unable to recover, through future operations or sale, the carrying amount of long-lived assets, identifiable intangibles, and goodwill related to those assets. With the adoption of this Standard, the Company is required to review long-lived assets, identifiable intangibles, and related goodwill to determine whether any indicators of impairment are present and, if present to recognize an impairment loss based on the excess of the carrying amount of the assets over their fair market value. <F1> See
Note 1 of "Notes to Financial Statements."

1995 as compared to 1994

Liquidity and Capital Resources

Working capital decreased $429,000 in 1995. Accounts receivable decreased by $73,000. The average collection period for accounts receivable was unchanged at 70 days in 1995 and 1994. Long-term debt was increased by $210,000. The revolving credit line borrowings were zero in 1995 and 1994. Capital expenditures increased in 1995 to $1,559,000, up from $919,000 in 1994, an increase of 70%.

Results of Operations

Net Sales increased $394,000 or 4.3%.

Cost of Sales decreased $297,000 or 5%. Gross Margin increased from 32.3% in 1994 to 38.2% of net sales in 1995.

Sales, General & Administrative Expenses increased $596,000 or 23.6% in 1995 as a result of increased sales and marketing expense for additional sales personnel, new product promotions and a reorganization of the sales and marketing departments. As a percentage of sales, SG&A increased to 32.7% in 1995 from 27.6% in 1994.

Other Income reflects interest income, royalties, and cost recovery from tenants for facilities and services provided by the Company.

Net Interest Expense increased $30,000 or 16% in 1995 due to higher interest rates on higher average borrowings during the year.

Net Income increased $36,000 from $158,000 in 1994 to $194,000 or 23% in 1995 and earnings per share increased to $0.16 per share in 1995 up from $0.12 per share in 1994, a 39% increase.

1994 as compared to 1993

Liquidity and Capital Resources

Working capital increased $324,000 in 1994. Accounts receivable increased by $182,000. The average collection period for accounts receivable was unchanged at 70 days in 1994 and 1993. Long-term debt increased by $104,000. The revolving credit line was reduced to zero in 1994 and 1993. Capital expenditures were $919,000 in 1994.

Results of Operations

Net Sales decreased $513,000 or 5.3%.

Cost of Sales decreased $725,000 or 10.5%. Gross Margin increased from 28.4% in 1993 to 32.3% of net sales in 1994.

Sales, General & Administrative Expenses increased $139,000 or 5.8% in 1994 as a result of the Company's increased focus on sales and marketing, and new product promotion. As a percentage of sales, SG&A increased to 27.6% in 1994 from 24.7% in 1993.

Other Income reflects interest income, royalties, and cost recovery from tenants for facilities and services provided by the Company.

Net Interest Expense declined $14,000 or 7% in 1994 due to lower average borrowings.

Net Income increased $26,000 from $132,000 in 1993 to $158,000 or 20% in 1994 and earnings per share increased to $0.12 per share in 1994.

ITEM 8.  FINANCIAL STATEMENTS


	REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Auto-Graphics, Inc.

We have audited the accompanying balance sheets of Auto-Graphics, Inc. as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto-Graphics, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP


Riverside, California
March 12, 1996



AUTO-GRAPHICS, INC.
BALANCE SHEETS
December 31, 1995 and 1994
ASSETS                                         DEC-31-1995     DEC-31-1994
Current assets:
Cash                                           $   106,518     $    80,852
Accounts receivable                              1,979,245       2,051,764
  less allowance for
  doubtful accounts ($38,000 in
  1995 and 1994)

Unbilled production costs                          232,517         217,111
Finished goods                                      60,946          55,189
Other                                              168,616         198,040
Total current assets                             2,547,842       2,602,956

Equipment and leasehold improvements at cost     7,986,491       6,645,125
Less accumulated depreciation                    4,057,170       3,338,152
Net equipment and leasehold improvements         3,929,321       3,306,973

Other assets                                       210,543         196,187
Total Assets                                   $ 6,687,706     $ 6,106,116

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                               $   524,431     $   291,166
Deferred Income                                    490,167         328,413
Accrued expenses                                    38,585         166,823
Accrued payroll and related liabilities            187,901         135,675
Current portion of long-term debt                  505,000         450,000
Total current liabilities                        1,746,084       1,372,077

Long-term debt, less current portion             1,905,881       1,695,881

Deferred taxes based on income                     593,939         487,432
Total liabilities                                4,245,904       3,555,390

  Commitments and contingencies <F5>
  (See Note 5 of "Notes to Financial
  Statements.")

Stockholders' equity:
Common stock                                       113,048         128,008
    $.10 par value,
    4,000,000 shares authorized,
    1,130,478 shares issued and
    outstanding in 1995, and
    1,280,078 shares issued and
    outstanding in 1994

Capital in excess of par value                   1,151,092       1,197,717
Retained earnings                                1,177,662       1,225,001
Total stockholders' equity                       2,441,802       2,550,726

Total Liabilities/Equity                       $ 6,687,706     $ 6,106,116

See accompanying notes.

AUTO-GRAPHICS, INC.
STATEMENTS OF INCOME
Years ended December 31, 1995, 1994, 1993
				      1995            1994            1993
Net sales                             $ 9,559,107     $ 9,164,849     $ 9,677,932

Costs and expenses
Cost of sales                           5,908,075       6,205,379       6,930,173
Selling, general and administrative     3,124,978       2,528,682       2,389,591
Interest                                  221,703         191,532         205,030
Total Expense                           9,254,756       8,925,593       9,524,794

Income from operations                    304,351         239,256         153,138

Other income                               53,819          54,922          81,322

Income before taxes based on income       358,170         294,178         234,460

Provision for taxes based on income       164,000         136,000         102,000

Net income                            $   194,170     $   158,178     $   132,460

Net income per share                  $       .16     $       .12     $       .10




STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1995, 1994, 1993
				    Common         Common       Capital in
				    Stock          Stock        Excess of    Retained
				    Shares         Amount       Par Value    Earnings
Balances
at January 1, 1993                  1,307,166      $  130,717   $1,247,935   $  934,363
Net income                               -               -            -         132,460
Common stock purchased and retired     (2,300)           (230)      (4,370)        -

Balances
at December 31, 1993                1,304,866         130,487    1,243,565    1,066,823
Net income                               -               -            -         158,178
Common stock purchased and retired    (24,788)         (2,479)     (45,848)        -

Balances
at December 31, 1994                1,280,078         128,008    1,197,717    1,225,001
Net income                               -               -            -         194,170
Common stock purchased and retired   (149,600)        (14,960)     (46,625)    (241,509)

Balances
at December 31, 1995                1,130,478      $  113,048   $1,151,092   $1,177,662

	See accompanying notes.



AUTO-GRAPHICS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 1995, 1994, 1993
Cash flows from operating activities:                 1995            1994            1993


Net income                                            $  194,170      $  158,178      $  132,460

Adjustments to reconcile net
 income to net cash provided by
 operating activities:

Depreciation and amortization                          1,001,821         961,486         975,395
Provision for losses on accounts receivable                 -               -            (30,000)
(Increase)/decrease in accounts receivable                72,519        (182,083)        254,812
(Increase)/decrease in unbilled production costs         (15,406)        (60,747)        144,322
(Increase)/decrease in finished goods inventory           (5,757)          8,837         (14,847)
(Increase)/decrease in other current assets               29,424         (71,743)         83,345
(Increase)/decrease in other assets                      (79,355)         15,545         (23,032)
Increase/(decrease) in accounts payable                  233,265        (128,645)        108,429
Increase in deferred income                             161,754          77,188          36,815
Increase/(decrease) in accrued expenses                  (70,262)         80,435             (74)
Increase/(decrease) in accrued payroll
  and related liabilities                                 52,226         (34,795)         38,965
Increase/(decrease) in interest and
  income taxes payable                                   (57,976)        (14,880)         75,754
Increase in deferred taxes                               106,507          72,076          33,625

Net cash provided by operating activities              1,622,930         880,852       1,815,969

Cash flows from investing activities:
Capital expenditures                                  (1,559,170)       (918,752)       (583,681)
Net cash used in investing activities                 (1,559,170)       (918,752)       (583,681)

Cash flows from financing activities:
Borrowings under long-term debt                          715,000         554,000         292,000
Principal payments under debt agreements               ( 450,000)       (450,000)       (484,086)
Net repayments under line-of-credit agreement               -               -         (1,025,000)
Repurchase of capital stock                             (303,094)        (48,327)         (4,600)
Net cash provided by (used in) financing activities      (38,094)         55,673      (1,221,686)

Net increase in cash                                      25,666          17,773          10,602
Cash at beginning of year                                 80,852          63,079          52,477

Cash at end of year                                  $   106,518     $    80,852     $    63,079

Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest                                             $   221,703     $   191,532     $   205,030
Income taxes                                             100,883          98,804         (13,345)

See accompanying notes.

[FN]
NOTES TO FINANCIAL STATEMENTS
December 31, 1995, 1994, and 1993

<F1>
1. Summary of significant accounting policies and description of business.

Description of Business

Auto-Graphics, Inc. provides software products and processing services to information and database publishers. These products and services are used to create, maintain and distribute information databases through printed and/or electronic reference products. Electronic products include Compact Disc (CD-
ROM) and Client/Server software systems(Internet/Web).

Unbilled Production Costs

Costs associated with work in process inventory including labor, materials, supplies, and overhead (excluding selling, general and administrative expenses) are stated at the lower of cost or net realizable value and are removed from inventory on an average unit cost basis.

Finished Goods

Finished goods inventory consists primarily of computer and CD-ROM equipment held for sale and related spare parts and is stated at the lower of average cost or market.

Equipment and Leasehold Improvements


Valuation of equipment and leasehold improvements is based on historical cost.
Equipment and leasehold improvements at December 31, 1995 and 1994 consist of the following:
						1995            1994
Equipment                                       $3,449,380      $3,007,106
Computer software                                3,861,623       2,964,629
Furniture and fixtures                             429,147         427,049
Leasehold improvements                             246,341         246,341
Total equipment and leasehold improvements       7,986,491       6,645,125
Less accumulated depreciation and amortization   4,057,170       3,338,152
Net equipment and leasehold improvements        $3,929,321      $3,306,973


Depreciation and Amortization

Depreciation commences in the year the asset is placed in and/or available for service or sale based on the half-year convention method. Depreciation is based on the straight-line method over the estimated useful life of the asset or revenue ratio method. Depreciation and amortization was $1,002,000 in 1995 ($961,000 in 1994 and $975,000 in 1993). The following estimated useful lives are generally observed for the respective asset categories:

Equipment              - 5 to 15 years
Computer software      - 5 to  7 years (see below)
Furniture and fixtures - 5 to 10 years
Leasehold improvements - the lesser of 5 to 15 years or the lease term

Certain costs incurred related to the development and purchase of computer software are capitalized and amortized in accordance with Statement of Financial Accounting Standards No. 86. Amortization is based on a ratio of current and future revenues (the ratio method). In 1995, $964,000 was capitalized ($517,000 in 1994 and $284,000 in 1993), of which $124,000 was purchased software and $840,000 was the cost of internally developed software. Equipment and leasehold improvements include computer software with an unamortized balance of approximately $2,125,000 at December 31, 1995 and approximately $1,548,000 in 1994. Amortization of computer software was approximately $387,000 in 1995, $337,000 in 1994, and $284,000 in 1993.

Other Assets

Investment in Datacat, Inc.

In 1990, the Company acquired a 50% interest in Datacat, Inc. Datacat was formed to market a new technology developed by the Company for the production of parts catalogs for the wholesale heating, ventilation and air conditioning, and refrigeration (HVACR) industry. The investment has been accounted for using the equity method wherein equity in the losses of Datacat have been offset against investments in and advances to Datacat and the balance reduced to zero. Losses in excess of investments and advances of approximately $125,000 have not been recognized and will be applied to subsequent earnings as they are realized. The Company has not guaranteed the obligations of Datacat, and is not presently obligated to provide any further financial support to Datacat beyond that already provided.

Prepaid Database Assets

Certain non-recurring incremental and direct production costs are incurred to initially implement new computerized databases for customers. These costs are associated with providing billable repetitive services and/or projects for specific customers over contract periods exceeding one year. The costs are stated at the lower of cost or estimated net realizable value and are charged to cost of sales over the contract period which services will be provided, generally three to six years. Management believes it is probable that these costs will be recovered from related future revenues. The current portion of estimated Prepaid Database Assets ($69,000 in 1995, $69,000 in 1994, and $48,000 in 1993) is included in Unbilled Production Costs.


The following is a summary of the long-term portion of the prepaid database costs for the three years ended December 31, 1995:
	Balance at      Net
	Beginning       Transfers       Balance at
	of Year         at Cost         End of Year

1995:   $104,000        $(15,000)       $ 89,000
1994:    165,000         (61,000)        104,000
1993:    213,000         (48,000)        165,000


Long-Lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets, which the Company adopted beginning of 1995. The Standard requires the Company to review the carrying amount of long-lived assets, identifiable intangibles, and related goodwill to determine whether any indicators of impairment are present. At December 31, 1995 the Company's review of it's long-lived assets showed no indications of loss or impairment and, therefore, has not had a material effect on the Company's financial position or results of operations.

Income Recognition

Revenues are recognized as services are rendered or when finished goods are shipped to customers. Certain future software support costs are accrued in accordance with AICPA Statement of Position (SOP) 91-1. The financial statements are prepared using management estimates and assumptions in conformity with generally accepted accounting principles and AICPA Statement of Position (SOP) 94-6.

Net Income Per Share

Per share calculations are based on the weighted average number of shares of common stock outstanding during each year.

<F2>

2. Note Payable to Bank.

The Company has a revolving credit agreement under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($1,000,000 available at December 31, 1995) with interest at .5% above the bank prime rate (9.0% at December 31, 1995). The credit facility is renewable annually in May. There was no outstanding balance at December 31, 1995 or December 31, 1994. During the year ended December 31, 1995, the approximate average borrowings outstanding were $241,000 ($386,000 in 1994), the approximate weighted average interest rate was 9.3% (7.9% in 1994, and the maximum amount of month-end borrowings outstanding was $675,000 ($700,000 in 1994). The averages were computed based on the borrowings outstanding and the applicable interest rate at the end of each month. There are no compensating balance requirements, commitment fees or note guarantors. This agreement contains the same loan covenants as the equipment line of credit note payable. At December 31, 1995, the Company was in compliance with its loan covenants.

<F3>

3. Long-term Debt.


Long-term debt at December 31, 1995 and 1994 consists of the following:
						      1995            1994
Capital line of credit (note payable to bank)
   due in monthly installments of
   $37,500 plus interest at prime plus
   .75% (9.25% at December 31, 1995)
   through 1999; secured by software,
   equipment, and leasehold improvements
   with a net book value of approximately
   $3,929,000 at December 31, 1995.             $2,245,881      $2,145,881

Note Payable to stockholder due in annual
   installments of $55,000 plus interest at
   5.5% per annum                                  165,000            -

Total long-term debt                            $2,410,881      $2,145,881

Less current portion                               505,000         450,000

						$1,905,881      $1,695,881

Maturities of Long-Term Debt due after one year are: 1996--$505,000; 1997--$505,000; 1998--$505,000; 1999--$450,000 and 2000--$446,000.


The capital line of credit note payable at December 31, 1995 provides for maximum borrowings of $2,250,000 for the purchase of equipment and software, and financing of up to $500,000 in internal software development costs. The unused portion ($4,000 at December 31, 1995) of the capital line of credit is subject to renewal of the capital line of credit facility annually in May. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum ratios of current assets to current liabilities, debt to equity and cash flow to debt service, minimum working capital and equity amounts, limits capital expenditures and capital lease obligations and prohibits the payment of cash dividends. There are no commitment fees, compensating balance requirements or note guarantors. At December 31, 1995, the Company was in compliance with its loan covenants.

In June, 1995, the Company entered into a stock repurchase agreement with a former employee and officer of the Company, whereby the Company agreed to purchase and retire, in 1995, 115,000 of 141,000 shares of Company stock owned by the stockholder. The total transaction cost of $230,000 will be paid in four annual installments beginning in 1995 plus interest of 5.5% per annum ($65,000 paid in June 1995, and $55,000 to be paid in June 1996, 1997 and 1998).

<F4>

4. Taxes Based on Income.


The provision for taxes based on income is composed of:
			       1995            1994            1993
Current taxes based on income
Federal                        $ 32,000        $ 47,000        $ 51,000
State                            38,000          28,000          10,000
Foreign                            -              8.000           1,000

Total                            70,000          83,000          62,000

Deferred taxes based on income
Federal                          94,000          49,000          26,000
State                              -              4,000          14,000

Total                            94,000          53,000          40,000

			       $164,000        $136,000        $102,000

A reconciliation of the provision for taxes based on income follows:
						    1995            1994            1993

Statutory federal income tax                        $122,000        $100,000        $ 80,000
State tax, net of federal benefit/other               24,400          21,000          11,000
Tax effect of insurance premiums on officers' lives    4,200             500           5,000
Tax effect of exclusion on meals and entertainment
  (50% in 1995 and 1994, 20% in 1993)                 13,400          14,500           6,000

						    $164,000        $136,000        $102,000

The deferred tax assets and liabilities are composed of:
				    1995            1994            1993

Deferred tax liabilities:
Tax over book depreciation          $594,000        $487,000        $415,000

Deferred tax assets - current:
Bad debts/accrued vacation/other      66,000          57,000          29,000
Investment tax credit                   -             14,000          18,000
Net operating loss carryforward                         -               -           7,000
State taxes                           10,000          11,000           8,000

Total deferred tax assets - current   76,000          82,000          62,000

Valuation allowance                        0               0               0

Net deferred tax assets - current     76,000          82,000          62,000

Net deferred tax liability          $518,000        $405,000        $353,000


Investment tax credits are accounted for using the flow-through method.
There was no investment tax credit carryforward available for tax purposes at December 31, 1995. Statutory federal income tax rates used are 34% in 1995, 1994 and 1993.

In December 1991, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which the Company adopted at the beginning of 1993. The Standard requires that the Company use the liability method of accounting for income taxes. Adopting the Standard has not had a material effect on the Company's financial position or results of operations.

<F5>

5. Commitments and Contingencies.

The Company incurred total facilities and equipment lease and rental expense of approximately $486,000 in 1995, $443,000 in 1994, and $449,000 in 1993.
The Company is obligated under certain noncancellable operating leases for office facilities and equipment.

Approximate minimum lease commitments (in thousands) are as follows:

		   Operating
Year               Leases

1996               $  250
1997                   26
1998                   17

Total minimum
lease payments     $  293

<F6>

6. Related Party Transactions.

The Company leases its corporate office and production facility from a limited partnership owned by two principal officer/stockholders of the Company payable at $37,345 per month (plus expenses and applicable increases based on the consumer price index) through June 1996 under the first of two five-year renewal options. The five-year lease with options, which was entered into in June 1986, was approved and authorized by the independent members of the Company's Board of Directors. (See Item 13. "Certain Relationships and Related Transactions.")

During 1995, the Company sold processing services of $529,000 to Datacat, Inc. for resale to Datacat's customers. At December 31, 1995, net accounts receivable from and advances to this affiliate totaled $73,000. <F1> (See
Note 1 of "Notes to Financial Statements.")

The Company entered into a stock repurchase agreement with a former employee and officer of the Company, Douglas K. Bisch, whereby the Company agreed to purchase and retire, over a seven year period, 156,000 of 171,000 shares of Company stock owned by Mr. Bisch. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January 1995, the Company purchased and retired the first block of 15,600 shares.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and executive officers of the Company:

Name              Age    Position

Douglas K. Bisch  74     Director.  Has served in management capacities for
				    more than ten years.
Robert H. Bretz   52     Director and Assistant Secretary.  Attorney who has
				    acted as the Company's outside general
				    legal counsel for more than ten years.
Robert S. Cope    60     Director, President and Treasurer.  Has served in
				    those capacities for more than ten years.

Directors serve until their successors are elected and qualified at the annual meeting of stockholders. All executive officers serve at the discretion of the Company's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 11 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Compensation of Executive Officers."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 12 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Nominees for Election as Directors."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 13 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Certain Relationships and Related Transactions."

	PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial statements and financial statement schedules and exhibits:

     (1) Financial Statements:  See Item 8.  "Financial Statements."

     (2) All schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

     (3) Exhibits:

      3.1 Articles of Incorporation of Auto-Graphics, Inc., as amended (incorporated by reference as filed with the SEC as Exhibit 3.1 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

      3.2 Bylaws, as amended (incorporated by reference as filed with the SEC as Exhibit 3.2 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

     10.1 Second Amended and Restated Revolving Credit Agreement, Accounts and Equipment, between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated August 28, 1992 (incorporated by reference as filed with the SEC as Exhibit 10.1 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.2 Equipment Revolving Note between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated August 28, 1992 (incorporated by reference as filed with the SEC as Exhibit 10.2 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

     10.3 Revolving Credit Note between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated June 13, 1994 (incorporated by reference as filed with the SEC as Exhibit 10.3 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.4 Security Agreement (Accounts) between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated June 13, 1994 (incorporated by reference as filed with the SEC as Exhibit 10.4 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.5 Amendment to Second Amended and Restated Revolving Credit Agreement, Accounts and Inventory, between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated January 27, 1995.

     10.6 Modification to Equipment Revolving Note between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated June 13, 1994 (incorporated by reference as filed with the SEC as Exhibit 10.6 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.7 Agreement between Gannam/Kubat Publishing, Inc. and Auto-Graphics, Inc. regarding Datacat, Inc. dated June 12, 1990 (incorporated by reference as filed with the SEC as Exhibit 10.6 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

     10.8 Lease Agreement between 664 Company and Auto-Graphics, Inc. dated May 27, 1986 (incorporated by reference as filed with the SEC as Exhibit 10.7 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

     10.9 Agreement by, between and among Auto-Graphics, Inc. and Douglas K. and Ruth T. Bisch executed February 15, 1995 (incorporated by reference as filed with the SEC as Exhibit 10.9 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

    10.10 Amendment to Second Amended and Restated Revolving Credit Agreement, Accounts and Inventory, between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated June 9, 1995.

    10.11 Amendment to Second Amended and Restated Revolving Credit Agreement, Accounts and Inventory, between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated July 3, 1995.

    10.12 Amendment to Second Amended and Restated Revolving Credit Agreement, Accounts and Inventory, between THE BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated September 30, 1995.

    10.13 Stock Purchase Agreement by, between and among Auto-Graphics, Inc. and Cary A. and Geri W. Marshall executed June 13, 1995.

(b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

(c) The following document is filed herewith for information purposes, but is not part of this Annual Report, except as otherwise indicated: None.

(d) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AUTO-GRAPHICS, INC.
   (Registrant)



Date:  3/25/95        By  ss/  Robert S. Cope
			       Robert S. Cope, President, Treasurer
			       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.



Date:  3/25/95        By  ss/  Robert S. Cope
			       Robert S. Cope, President, Treasurer
			       and Director



Date:  3/25/95        By  ss/  Daniel E. Luebben
			       Daniel E. Luebben, Secretary and
			       Chief Financial Officer



Date:  3/25/95        By  ss/  Robert H. Bretz
			       Robert H. Bretz, Director