Form 10-Q
period 1996-03-31
AUTO GRAPHICS INC
filed 1996-05-14
CIK 8598

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



			For Quarter Ended

			  March 31, 1996
		   Commission File Number 0-4431

			AUTO-GRAPHICS, INC.
       (exact name of registrant as specified in its charter)


	     California                                95-2105641
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification Number)


	      3201 Temple Avenue, Pomona, California 91768-3200
	     (Address of principal executive offices)(zip code)


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

			 Yes  X         No


Total Shares Outstanding:

	Common Stock:  1,110,178


AUTO-GRAPHICS, INC.
Form 10-Q

PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

Unaudited Condensed Statements of Income

For the Three Months Ended March 31



						 1996            1995


Net sales                                  $2,267,101      $2,191,711

Costs and expenses:
  Cost of sales                             1,301,309       1,392,755
  Selling, general & administrative           826,034         704,465
  Interest/Other                               59,964          40,325


Total costs and expenses                    2,187,307       2,137,545


Income from operations                         79,794          54,166

Provision for taxes based on income            37,000          25,000


Net income                                 $   42,794      $   29,166


Net income per share                       $      .04      $      .02


Shares outstanding                          1,110,178       1,264,478


	See Notes to Unaudited Condensed Financial Statements

AUTO-GRAPHICS, INC.
Form 10-Q

Unaudited Balance Sheets

March 31, 1996 and December 31, 1995


ASSETS                                           1996            1995
  CURRENT ASSETS                                            (audited)
    Cash                                   $   59,174      $  106,518
    Accounts receivable, less allow-
      ance for doubtful accounts of
      $38,000 in 1996 and 1995              1,784,687       1,979,245
    Unbilled production costs                 412,858         232,517
    Finished Goods                             48,757          60,946
    Other                                     209,729         168,616
	Total current assets                2,515,205       2,547,842

  EQUIPMENT AND LEASEHOLD IMPROVEMENTS
    at cost                                 8,303,140       7,986,491
    Less accumulated depreciation           4,308,601       4,057,170
      Net equipment and leasehold
	improvements                        3,994,539       3,929,321

OTHER ASSETS                                  193,234         210,543
TOTAL ASSETS                               $6,702,978      $6,687,706

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Notes payable to bank                  $  350,000       $      --
    Accounts payable                          420,733         524,431
    Deferred income                           285,207         490,167
    Accrued expenses                           58,627          38,585
    Accrued payroll & related
      liabilities                             270,394         187,901
    Current portion of long-term debt         505,000         505,000
	Total current liabilities           1,889,961       1,746,084

  LONG TERM DEBT (less current portion)     1,793,381       1,905,881

  DEFERRED TAXES BASED ON INCOME              593,939         593,939

  TOTAL LIABILITIES                         4,277,281       4,245,904

  STOCKHOLDERS' EQUITY
    Common stock, $.10 par value; 4,000,000
      shares authorized, 1,110,178 shares
      issued and outstanding in 1996, and
      1,130,478 in 1995                       111,018         113,048
    Capital in excess of par value          1,140,011       1,151,092
    Retained earnings                       1,174,668       1,177,662
	Total stockholders' equity          2,425,697       2,441,802

  TOTAL LIABILITIES & EQUITY               $6,702,978      $6,687,706

	See Notes to Unaudited Condensed Financial Statements

AUTO-GRAPHICS, INC.
Form 10-Q

Unaudited Statements of
Cash Flows

For the Three Months Ended March 31
Increase (Decrease) in Cash


						 1996            1995

Cash flows from operating activities:

	Net income/(loss)                  $   42,794      $   29,166

	Adjustments to reconcile net
	  income to net cash provided by
	  operating activities:

	    Depreciation and amortization     268,740         211,457
	    Provision for losses on
	      accounts receivable                  --              --
	    (Increase)/decrease in
	      accounts receivable             194,558         392,086
	    (Increase)/decrease in
	      unbilled production costs      (180,341)       (108,016)
	    (Increase)/decrease in
	      finished goods inventory         12,189          13,709
	    (Increase)/decrease in
	      other current assets            (41,113)        (43,314)
	    (Increase)/decrease in
	      other assets                         --          (3,059)
	    Increase/(decrease) in
	      accounts payable               (103,698)        (15,548)
	    Increase/(decrease) in
	      customer advances              (204,960)        (53,068)
	    Increase/(decrease) in
	      accrued expenses                 (7,673)        (44,002)
	    Increase/(decrease) in
	      accrued payroll and
	      related liabilities              82,493          68,246
	    Increase/(decrease) in
	      interest and income taxes
	      payable                          27,716         (17,087)
	    Increase/(decrease) in
	      deferred taxes                       --              --
	      Net cash provided by
		operating activities           90,705         430,570


Cash flows from investing activities:
	Capital expenditures                 (316,649)       (262,941)
	    Net cash used in
	      investing activities           (316,649)       (262,941)

Cash flows from financing activities:
	Principal payments under debt
	  agreements                         (112,500)       (112,500)
	Net borrowings under
	  line-of-credit agreement            350,000              --
	Repurchase of capital stock (see
	  Note 3 of "Notes to Unaudited
	  Condensed Financial Statements")    (58,900)        (46,800)
	    Net cash provided by (used
	      in) financing activities        178,600        (159,300)

Net increase (decrease) in cash               (47,344)          8,329

Cash at beginning of period                   106,518          80,852

Cash at end of period                      $   59,174      $   89,181

Supplemental disclosures of cash flow information:
	Cash paid during the period for:

	  Interest                         $   68,789      $   52,739
	  Income taxes                         37,000          42,000



	See Notes to Unaudited Condensed Financial Statements.


AUTO-GRAPHICS, INC.
Form 10-Q

Notes to Unaudited Condensed Financial Statements
March 31, 1996

NOTE 1. The unaudited condensed financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at March 31, 1996, the results of operations and the statement of cash flows for the three months ended March 31, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 1995 including, without limitation, the financial statements included therein.

NOTE 2. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets, which the Company adopted in 1995. The Standard requires the Company to review the carrying amount of long-lived assets, identifiable intangibles, and related goodwill to determine whether any indicators of impairment are present. At March 31, 1996 the Company's review of it's long-lived assets showed no indications of loss or impairment and, therefore, has not had a material effect on the Company's financial position or results of operations.

NOTE 3. The Company entered into a stock repurchase agreement with a former employee and officer of the Company, Douglas K. Bisch, whereby the Company agreed to purchase and retire, over a seven-year period, 156,000 of 171,000 shares of Company stock owned by Mr. Bisch. In January 1996, the Company purchased and retired the second block of 15,600 shares.


AUTO-GRAPHICS, INC.
Form 10-Q



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

December 31, 1995 to March 31, 1996

Liquidity and capital resources. Working capital decreased $176,500. Long-term debt was reduced by $112,500. Actual capital expenditures were $317,000. The average collection period for accounts receivable increased from 70 days at December 31, 1995 to 73 days at March 31, 1996.

The Company has a revolving credit agreement with a bank under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($650,000 available at March 31, 1996) with interest at 0.5% above the bank's prime rate. Management believes that the current line of credit, which is renewed annually in May, will again be renewed in 1996, and is sufficient to handle cyclical working capital needs. There are no compensating balance requirements, commitment fees or note guarantors. This agreement contains the same loan covenants as the capital line of credit note payable.

The Company also has a line of credit agreement with the bank providing for maximum borrowings of $2,250,000 ($117,000 available at March 31, 1996), with interest at 0.75% above the bank's prime rate, for the purchase of equipment and financing of up to $500,000 in internal software development costs. The capital line of credit is renewed annually in May and management believes that the current line of credit will be renewed in 1996. Management does not currently believe that increased credit will be required to finance capital improvements in 1996. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum ratios of current assets to current liabilities, debt to equity and cash flow to debt service, minimum working capital and equity amounts, limits capital expenditures and capital lease obligations and prohibits the payment of cash dividends. There are no commitment fees, compensatory balance requirements or note guarantors.

The Company has a note payable due to a stockholder (per a stock repurchase agreement) with an outstanding balance at March 31, 1996 of $165,000. The note is payable in annual installments of $55,000 (to be paid June 1996, 1997 and 1998) plus interest at 5.5% per annum.


RESULTS OF OPERATIONS

First Quarter 1996 as Compared to First Quarter 1995

Net sales increased $75,000 or 3% to $2,267,000.

Cost of sales decreased $91,000 or 7%. Gross margins continue to improve from 36% in 1995 to 43% in 1996. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix and sales volume.

Selling, general and administrative expenses increased $122,000 or 17% as a result of the Company's focus on sales and marketing. The primary increases are in additional sales personnel, new product promotion and a reorganization of the sales and marketing departments. As a percentage of sales, these expenses increased from 32% to 36%.

Interest expense/other increased $19,600 or 49% primarily due to higher rates on higher average borrowings.

Net Income was $42,800 in 1996 up 47% from $29,200 in 1995.

Net Income per share improved to $0.04 in 1996, up from $0.02 in 1995.


AUTO-GRAPHICS, INC.
Form 10-Q

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  None

Item 3. Defaults upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

	(a)     Exhibits:  None

	(b) The Company has not filed any reports on Form 8-K during the period covered by this report.

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		AUTO-GRAPHICS, INC.



Date      5/10/96               ss/ Robert S. Cope
				Robert S. Cope, President
				and Treasurer



Date      5/10/96               ss/ Daniel E. Luebben
				Daniel E. Luebben, Vice-President,
				Chief Financial Officer and Secretary
