Form 10-Q
period 1996-06-30
AUTO GRAPHICS INC
filed 1996-08-12
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1996
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


Yes   ( X )          No  (   )


Total Shares Outstanding:   Common Stock  -  1,109,678

	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

	 Unaudited Condensed Statement of Income

	 For Six Months Ended June 30



						   1996            1995

Net sales                                       $4,545,446      $4,523,075

Costs and expenses:
	Cost of sales                            2,721,675       2,873,283
	Selling, general & administrative        1,556,520       1,458,984
	Interest/other                             109,496          81,814

Total costs and expenses                         4,387,691       4,414,081

Income from operations                             157,755         108,994

Provision for taxes based on income                 73,000          50,000

Net income/(loss)                               $   84,755      $   58,994

 Net income/(loss) per share                    $      .08      $      .05



Shares outstanding                               1,109,678       1,130,478


	See Notes to Unaudited Condensed Financial Statements

	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Condensed Statement of Income

	For Three Months Ended June 30



						   1996            1995

Net sales                                       $2,278,345      $2,331,364

Costs and expenses:
	Cost of sales                            1,420,366       1,480,528
	Selling, general & administrative          730,486         754,519
	Interest/other                              49,532          41,489

Total costs and expenses                         2,200,384       2,276,536



Income from operations                              77,961          54,828

Provision for taxes based on income                 36,000          25,000

Net income                                      $   41,961      $   29,828

Net income per share                            $      .04      $      .03

Shares outstanding                               1,109,678       1,130,478


	See Notes to Unaudited Condensed Financial Statements


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Balance Sheet

	June 30, 1996 and December 31, 1995

ASSETS

CURRENT ASSETS                                     1996            1995
								 (Audited)

Cash                                            $  165,509      $  106,518
Accounts receivable, less allowance
    for doubtful accounts of $38,000
    in 1996 and 1995                             1,694,158       1,979,245
Unbilled production costs                          259,319         232,517
Finished goods                                      46,508          60,946
Prepaid expenses and other                         200,925         168,616

Total current assets                             2,366,419       2,547,842

EQUIPMENT & LEASEHOLD IMPROVEMENTS,
	at cost                                  8,573,650       7,986,491
Less accumulated depreciation                    4,523,330       4,057,170
Net equipment & leasehold improvements           4,050,320       3,929,321

OTHER ASSETS                                       373,794         210,543

TOTAL ASSETS                                    $6,790,533      $6,687,706

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                                   $  350,000      $       --
Accounts payable                                   262,137         524,431
Customers' advance payments                        135,758         490,167
Accrued expenses                                    91,407          38,585
Accrued payroll & related liabilities              184,503         187,901
Current portion of long-term debt                  655,000         505,000

Total current liabilities                        1,678,805       1,746,084

LONG-TERM DEBT                                   2,050,881       1,905,881

DEFERRED TAXES BASED ON INCOME                     593,939         593,939

TOTAL LIABILITIES                                4,323,625       4,245,904

STOCKHOLDER'S EQUITY
Common stock, $.10 par value; 4,000,000
 shares authorized, 1,109,678 shares
 issued and outstanding in 1996, and
 1,130,478 in 1995                                 110,968         113,048

Capital in excess of par value                   1,139,311       1,151,092
Retained earnings                                1,216,629       1,177,662

Total stockholders' equity                       2,466,908       2,441,802

TOTAL LIABILITIES AND STOCKHOLDER EQUITY        $6,790,533      $6,687,706


	See Notes to Unaudited Condensed Financial Statements

	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Statements of
	Cash Flows

	For the Six Months Ended June 30



						   1996            1995

Cash flows from operating activities:

Net income                                      $   84,755      $   58,994
Adjustments to reconcile net income
  to net cash provided by operating
  activities:

Depreciation and amortization                      500,780         468,923
Provision for losses on accounts receivable             --              --
(Increase) decrease in accounts receivable         285,087         440,751
(Increase) decrease in unbilled production costs   (26,802)       (136,982)
(Increase) decrease in finished goods inventory     14,438         (28,543)
(Increase) decrease in other current assets        (32,309)        (36,312)
(Increase) decrease in other assets               (197,871)        (48,560)
Increase (decrease) in accounts payable           (262,294)          8,328
Increase (decrease) in customer advances          (354,409)       (100,016)
Increase (decrease) in accrued expenses            (10,893)        (80,955)
Increase (decrease) in accrued payroll
   and related liabilities                          (3,398)         13,861
Increase (decrease) in interest and
   income taxes payable                             63,716           7,913
Increase (decrease) in deferred taxes                   --          (8,500)

Net cash provided by operating activities       $   60,800      $  558,902

Cash flows from investing activities:

Capital expenditures                              (587,159)       (529,824)

Net cash used in investing activities           $ (587,159)     $ (529,824)

Cash flows from financing activities:

Borrowings under long-term debt                    550,000         165,000
Principal payments under debt agreements          (255,000)       (225,000)
Net borrowings (payments) under
   line-of-credit agreement                        350,000         305,000
Repurchase of capital stock                        (59,650)       (303,094)

Net cash provided by (used in)
   financing activities                            585,350         (58,094)

Net increase (decrease) in cash                     58,991         (29,016)

Cash at beginning of period                        106,518          80,852

Cash at end of period                           $  165,509      $   51,836

Supplemental disclosures of cash flow information:

Cash paid during the year for:

   Interest                                     $  126,971      $  106,642
   Income taxes                                      9,285          50,600

See Notes to Unaudited Condensed Financial Statements.

	AUTO-GRAPHICS, INC.
	Form 10-Q

	Notes to Unaudited Condensed Financial Statements

	June 30, 1996


NOTE 1. The unaudited condensed financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at June 30, 1996, the results of operations and the statement of cash flows for the six months ended June 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 1995 including, without limitation, the financial statements included therein.

NOTE 2. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets, which the Company adopted in 1995. The Standard requires the Company to review the carrying amount of long-lived assets, identifiable intangibles, and related goodwill to determine whether any indicators of impairment are present. At June 30, 1996 the Company's review of it's long-lived assets showed no indications of loss or impairment and, therefore, has not had a material effect on the Company's financial position or results of operations.

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


	AUTO-GRAPHICS, INC.
	Form 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



FINANCIAL CONDITION

December 31, 1995 to June 30, 1996

Liquidity and capital resources. Working capital decreased $114,000 due to an increase in current portion of long-term debt as a result of the recent increase of Company's capital line of credit note. Long-term debt increased by $145,000 as a result of borrowings on the Company's capital line of credit. Capital expenditures were $587,000. The average collection period for accounts receivable improved from 70 days at December 31, 1995 to 67 days as of June 30, 1996.

The Company has a revolving credit agreement with a bank under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($650,000 available at June 30, 1996) with interest at 0.5% above the bank's prime rate.
Management believes that the current line of credit, which is renewed annually in May, will again be renewed in 1997, and is sufficient to handle cyclical working capital needs. There are no compensating balance requirements, commitment fees or note guarantors. This agreement contains the same loan covenants as the capital line of credit note payable.

The Company also has a line of credit agreement with the bank, which was recently increased from $2,250,000, to provide for maximum borrowings of $3,000,000 ($404,000 available at June 30, 1996), with interest at 0.75%
above the bank's prime rate, for the purchase of equipment and financing of up to $1,000,000 in internal software development costs. The capital line of credit is renewed annually in May and management believes that the current line of credit will be renewed in 1997. Management does not currently believe that increased credit will be required to finance capital improvements in 1996. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum ratios of current assets to current liabilities, debt to equity and cash flow to debt service, minimum working capital and equity amounts, limits capital expenditures and capital lease obligations and prohibits the payment of cash dividends. There are no commitment fees, compensatory balance requirements or note guarantors.

The Company has a note payable due to a stockholder (per a stock repurchase agreement) with an outstanding balance at June 30, 1996 of $110,000. The note is payable in annual installments of $55,000 (to be paid June 1997 and 1998) plus interest at 5.5% per annum.


RESULTS OF OPERATIONS

First Six Months 1996 as Compared to First Six Months 1995

Net sales increased $22,000 to $4,545,000.

Cost of sales decreased $152,000 or 5%. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

Selling, general and administrative expenses increased $97,500 or 7% as a result of the company's focus on sales and marketing. The primary increases are in additional sales and marketing staff, new product promotion and a reorganization of the sales and marketing departments. As a percentage of sales, these expenses increased from 32% to 34%.

Interest expense/other increased $27,700 primarily as a result of higher interest rates on higher average borrowings in 1996.

Income from operations increased $49,000 or 45% to $158,000 in 1996.

Net income increased $26,000 to $85,000 net profit in 1996, up 44% from a $59,000 net profit in 1995.

Net income per share improved from $0.05 per share in 1995 to $0.08 per share in 1996, an increase of 60%.


Second Quarter 1996 as Compared to Second Quarter 1995

Net sales decreased $53,000 or 2% to $2,278,000.

Cost of sales decreased $60,000 or 4%. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

Selling, general and administrative expenses decreased $24,000 or 3%. These expenses remained at 32% of sales in 1996 and 1995.

Interest expense/other increased $8,000 as a result of higher interest rates on higher average borrowings in 1996.

Income from operations increased 42% or $23,000 to $78,000 in 1996.

Net income increased $12,000 to $42,000 in 1996, up 40% from $30,000 in 1995.


	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART II - OTHER INFORMATION



Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.  None

Item 3. Defaults upon Senior Securities.  None

Item 4. Submission of Matters to a Vote of Security Holders.  None

Item 5. Other Information.  None

Item 6. Exhibits and Reports on Form 8-K.

	a. Exhibits:  None

	b. The Company filed Form 8-K on April 29, 1996 covering exhibits to the Form 10-K report for the year ended December 31, 1995. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled during the period covered by this report.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				  AUTO-GRAPHICS, INC.


Date         8/14/96              ss/  Robert S. Cope
				  Robert S. Cope, President
				  and Treasurer


Date         8/14/96              ss/  Daniel E. Luebben
				  Daniel E. Luebben, Chief Financial Officer and Secretary
