Form 10-Q
period 1996-09-30
AUTO GRAPHICS INC
filed 1996-11-15
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
  Washington, D. C.  20549

       FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended: September 30, 1996      Commission File Number 0-4431


			     AUTO-GRAPHICS, INC.
	(exact name of registrant as specified in its charter)


	 California                                 95-2105641
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification Number)



	    3201 Temple Avenue, Pomona, California         91768
	   (Address of principal executive offices)      (zip code)



Registrant's telephone number, including area code:    (909) 595-7004


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


			Yes    X           No

Total Shares Outstanding:  Common Stock:  1,109,278

	  AUTO-GRAPHICS, INC.
	      Form 10-Q

    PART I -- FINANCIAL INFORMATION



Item 1.   Financial Statements.

	  Unaudited Condensed Statement of Income
	  For Nine Months Ended September 30


						   1996            1995

Net sales                                    $6,689,936      $6,952,801

Costs and expenses:
  Cost of sales                               3,948,391       4,401,095
  Selling, general & administrative           2,342,523       2,264,250
  Interest/other                                167,736         120,481

Total costs and expenses                      6,458,650       6,785,826



Income from operations                          231,286         166,975

Provision for taxes based on income             106,000          78,000

Net income                                   $  125,286      $   88,975

Net income per share                         $     0.11      $     0.08

Shares outstanding                            1,109,278       1,130,478


See Notes to Unaudited Condensed Financial Statements


	  Unaudited Condensed Statement of Income
	  For Three Months Ended September 30



						   1996            1995

Net sales                                    $2,144,490      $2,429,726

Costs and expenses:
  Cost of sales                               1,226,716       1,527,812
  Selling, general & administrative             786,003         805,266
  Interest                                       58,240          38,667

Total costs and expenses                      2,070,959       2,371,745



Income from operations                           73,531          57,981

Provision for taxes based on income              33,000          28,000

Net income                                   $   40,531      $   29,981

Net income per share                         $     0.04      $     0.03

Shares outstanding                            1,109,278       1,130,478


See Notes to Unaudited Condensed Financial Statements

	  Unaudited Balance Sheet
	  September 30, 1996 and December 31, 1995

ASSETS

CURRENT ASSETS                                     1996            1995
								 (Audited)

  Cash                                       $  129,336      $  106,518
  Accounts receivable, less allowance
     for doubtful accounts of $38,000
     in 1996 and 1995                         1,531,284       1,979,245
  Unbilled production costs                     255,859         232,517
  Finished goods                                 47,242          60,946
  Prepaid expenses and other                    183,200         168,616
	 Total current assets                 2,146,921       2,547,842

EQUIPMENT & LEASEHOLD IMPROVEMENTS,
	at cost                               8,805,482       7,986,491
  Less accumulated depreciation               4,718,227       4,057,170
  Net equipment & leasehold improvements      4,087,255       3,929,321

OTHER ASSETS                                    432,005         210,543

TOTAL ASSETS                                 $6,666,181      $6,687,706


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                              $       --      $       --
  Accounts payable                              205,310         524,431
  Customers' advance payments                   392,736         490,167
  Accrued expenses                              118,001          38,585
  Accrued payroll & related liabilities         293,575         187,901
  Current portion of long-term debt             655,000         505,000
	  Total current liabilities           1,664,622       1,746,084

LONG-TERM DEBT                                1,900,881       1,905,881

DEFERRED TAXES BASED ON INCOME                  593,939         593,939

TOTAL LIABILITIES                             4,159,442       4,245,904

STOCKHOLDER'S EQUITY
  Common stock, $.10 par value; 4,000,000
    shares authorized, 1,109,278 shares
    issued and outstanding in 1996, and
    1,130,478 in 1995                           110,928         113,048
  Capital in excess of par value              1,138,651       1,151,092
  Retained earnings                           1,257,160       1,177,662
	 Total stockholders' equity           2,506,739       2,441,802

TOTAL LIABILITIES AND EQUITY                 $6,666,181      $6,687,706


	See Notes to Unaudited Condensed Financial Statements

	  Unaudited Statement of
	  Cash Flows

	  For Nine Months Ended September 30



						   1996            1995

Cash flows from operating activities:
  Net income                                 $  125,286      $   88,975
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization               712,987         677,231
    Provision for losses on
      accounts receivable                            --              --
    (Increase) decrease in accounts
      receivable                                447,961         235,170
    (Increase) decrease in unbilled
      production costs                          (23,342)       (102,626)
    (Increase) decrease in finished
      goods inventory                            13,704          (2,374)
    (Increase) decrease in other
      current assets                            (14,584)        (11,560)
    (Increase) decrease in other assets        (273,392)         (7,494)
    Increase (decrease) in accounts
      payable                                  (319,121)         11,188
    Increase (decrease) in customer
      advances                                  (97,431)        (46,187)
    Increase (decrease) in accrued
      expenses                                   (9,038)        (49,385)
    Increase (decrease) in accrued payroll
      and related liabilities                   105,674         134,137
    Increase (decrease) in interest and
      income taxes payable                       88,455         (22,885)
    Increase (decrease) in deferred taxes            --          (8,500)

      Net cash provided by operating
	activities                           $  757,159      $  895,690


Cash flows from investing activities:
Proceeds from sale of fixed assets           $       --     $       --
  Capital expenditures                         (818,991)     (1,079,531)

    Net cash used in investing activities      (818,991)     (1,079,531)

Cash flows from financing activities:
  Borrowings under long-term debt               550,000         250,000
    Principal payments under debt
    agreements                                 (405,000)       (337,500)
  Net borrowings under line-of-credit
    agreement                                        --         375,000
  Repurchase of capital stock                   (60,350)       (303,094)
  Stock repurchase debt (see Note 4)                 --         165,000

    Net cash provided by (used in)
      financing activities                       84,650         149,406

Net increase (decrease) in cash                  22,818         (34,435)

Cash at beginning of period                     106,518          80,852

Cash at end of period                        $  129,336      $   46,417



Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                 $  193,589      $  164,350
    Income taxes                                 17,546         109,298



	See Notes to Unaudited Condensed Financial Statements

	  Notes to Unaudited Condensed Financial Statements

	  September 30, 1996


NOTE 1. The unaudited condensed financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at September 30, 1996, the results of operations and the statement of cash flows for the six months ended September 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 1995 including, without limitation, the financial statements included therein.

NOTE 2. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets, which the Company adopted in 1995. The Standard requires the Company to review the carrying amount of long-lived assets, identifiable intangibles, and related goodwill to determine whether any indicators of impairment are present. At September 30, 1996 the Company's review of it's long-lived assets showed no indications of loss or impairment and, therefore, has not had a material effect on the Company's financial position or results of operations.

NOTE 3. The Company entered into a stock repurchase agreement with a former employee and officer of the Company, Douglas K. Bisch, whereby the Company agreed to purchase and retire, over a seven-year period, 156,000 of 171,000 shares of Company stock owned by Mr. Bisch. In January 1996, the Company purchased and retired the second block of 15,600 shares.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



FINANCIAL CONDITION

December 31, 1995 to September 30, 1996

      Liquidity and capital resources. Working capital decreased $319,000 due to an increase in accrued payroll and related liabilities, as well as an increase in current portion of long-term debt as a result of an increase earlier this year of the Company's capital line of credit note. Other assets increased $221,000 due to deferred database costs on several major contracts which will be recovered over more than one year. Net long-term debt decreased by $5,000. Capital expenditures were $819,000. The average collection period for accounts receivable improved from 70 days at December 31, 1995 to 66 days as of September 30, 1996.

      The Company has a revolving credit agreement with a bank under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($1,000,000 available at September 30, 1996) with interest at 0.5% above the bank's prime rate. Management believes that the current line of credit, which is renewed annually in May, will again be renewed in 1997, and is sufficient to handle cyclical working capital needs. There are no compensating balance requirements or commitment fees. This agreement contains the same loan covenants as the equipment line of credit note payable.

      The Company also has a line of credit agreement with the bank providing for maximum borrowings of $3,000,000 ($554,119 available at September 30, 1996), with interest at 0.75% above the bank's prime rate, for the purchase of equipment and financing of up to $1,000,000 in internal software development costs. The capital line of credit is renewed annually in May and management believes that the current line of credit will be renewed in 1997. Management does not currently believe that increased credit will be required to finance capital improvements in 1996. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum ratios of current assets to current liabilities, debt to equity and cash flow to debt service, minimum working capital and equity amounts, limits capital expenditures and capital lease obligations and prohibits the payment of cash dividends. There are no commitment fees or compensatory balance requirements or note guarantors.

      The Company has a note payable due to a stockholder (per a stock repurchase agreement) with an outstanding balance at September 30, 1996 of $110,000. The note is payable in annual installments of $55,000 (to be paid June 1997 and 1998) plus interest at 5.5% per annum.

      RESULTS OF OPERATIONS

      First Nine Months 1996 as Compared to First Nine Months 1995

	Net sales decreased $263,000 or 4%.

	Cost of sales decreased $453,000 or 10% as a result of changes in variable costs fluctuating with product mix, continuing cost reduction measures and productivity gains.

	Selling, general and administrative expenses increased $78,000 or 3% as a result of the company's focus on sales and marketing. The primary increases are in additional sales and marketing staff, new product promotion and a reorganization of the sales and marketing departments. As a percentage of sales, these expenses increased from 33% to 35%.

	Interest expense/other increased $47,000 or 39%. Net interest expense increased $29,000 as a result of higher interest rates on higher average borrowings in 1996. Other income in 1996 was $26,000. In 1995 other income was $44,000.

	Income from operations increased $64,000, or 38%, to $231,000 in 1996, up from $167,000 in 1995.

	Net income increased $36,000, or 40%, to a $125,000 net profit in 1996, up from an $89,000 net profit in 1995.

	Net Income per Share increased 38% to $0.11, up from $0.08 in 1995.


      Third Quarter 1996 as Compared to Third Quarter 1995

	Net sales decreased $285,000 or 12%.

	Cost of sales decreased $301,000 or 20%. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

	Selling, general and administrative expenses decreased $19,000 or 2%. As a percentage of sales, these expenses increased from 33% to 37%.

	Interest expense/other increased $20,000. Net interest expense increased $9,000. Other income in third quarter of 1995 was $19,000. In the third quarter 1996 other income was of $8,000.

	Income from operations increased $16,000 to $74,000 in 1996.

	Net income increased to $41,000 in 1996, up 35%.

	  PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities.  None

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.  None

Item 6.  Exhibits and Reports on Form 8-K.

	(a)     Exhibits:  None

	(b) The Company filed Form 8-K on April 29, 1996 covering exhibits to the Form 10-K report for the year ended December 31, 1995. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled separately.



      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						AUTO-GRAPHICS, INC.


Date      11/14/96                        ss/  Robert S. Cope
					  Robert S. Cope, President
					  and Treasurer


Date      11/14/96                        ss/  Daniel E. Luebben
					  Daniel E. Luebben, Chief Financial
					  Officer and Secretary