Form 10-K
period 1996-12-31
AUTO GRAPHICS INC
filed 1997-04-14
CIK 8598

Securities and Exchange Commission
	Washington, D.C. 20549

	FORM 10-K


For the Fiscal Year ended			Commission File Number
  December 31, 1996					   0-4431


AUTO-GRAPHICS, INC.
95-2105641
3201 Temple Avenue
Pomona, California 91768

Registrant's telephone number:  (909) 595-7204

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

	Yes (  X )   No (    )

The aggregate market value of voting stock held by nonaffiliates of the registrant was $563,000 as of December 31, 1996.

The number of shares of the registrant's Common Stock outstanding was 1,109,278 as of December 31, 1996.

	DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A for the fiscal year ended December 31, 1996 is incorporated herein by reference in Part III, Items 11-13 of Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year.

PART I

ITEM 1.  BUSINESS

Auto-Graphics, Inc. provides software products and processing services to information and database publishers. These products and services are used to create, maintain and distribute information databases through printed and/or electronic reference products. Electronic products include compact disc (CD-ROM) and client/server software systems (Internet/Web).

The Company provides state and local government customers with products, services and outsourced facilities to maintain, publish and distribute bibliographic databases of library holdings and to manage interlibrary loan systems. Traditional commercial and corporate publishers use the Company's print services to produce and distribute print and electronic products such as dictionaries, encyclopedias, Bibles, price catalogs and other reference works.

In recent years, the Company has made a major investment in the development of online client/server software products and client-shared Internet/Web services. In 1993, the Company launched the development of an umbrella product concept called Impact/ONLINE(tm) for Internet information distribution services. This capability has been successfully applied to a range of applications including the outsourcing by several statewide library consortia to the Company of complete system design, development, management, maintenance and operation of a web server for each customer. The Company currently has five statewide and three regional Impact/ONLINE(tm) systems operational servicing over 2,600 libraries.

The Company's Impact/ONLINE(tm) products include:

Impact/ONLINE WebPAC(tm) enables patrons, directly from home, school and office to search a database over the Internet using any Web Browser such as Netscape Navigator or Microsoft Explorer.

Impact/ONLINE ILL(tm) provides the means to automate the initiation, tracking and management of interlibrary borrowing and lending.

Impact/ONLINE CAT(tm) is a powerful online cataloging utility for copying, creation and maintenance of the bibliographic database.

Impact/NET(tm) is a support service that allows for configuring, installing and managing Internet resources.

Impact/ACCESS(tm) provides for patron access to licensed commercial databases.

Impact/SLims(tm), is a small library information management system, which operates on a personal computer and integrates patron access catalog, circulation control and inventory management.

The Company's software products and processing services continue to leverage technology and experience gained over more than 45 years of service to publishers. The Company provides standard and custom products and services for database management, electronic composition and CD-ROM search and retrieval. These software products include:

SGML Smart Editor System(SES) provides publishers with full editorial capabilities to create and maintain databases in Standard Generalized Markup Language (SGML) format.

Impact(tm)/CD-ROM products provide comprehensive, powerful searching, indexing, and cross-referencing features along with search and retrieval capabilities for CD-ROMs and is available in Windows, and MAC applications.

In addition to providing database creation, conversion and maintenance services to a wide variety of commercial customers, the Company provides a specialized database service for the wholesale heating, ventilation, air conditioning and refrigeration(HVACR) industry in conjunction with Datacat, Inc., which is 50 percent owned by the Company. The Company is a supplier of software, database and compositions services to Datacat for HVACR parts catalogs. (See Note 1 of "Notes to Financial Statements").

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

Marketing Offices/Employees

The Company has marketing representatives and service centers located in California, Connecticut, Illinois, Massachusetts,
Missouri, New Jersey, Pennsylvania and Washington. The Company currently employs approximately 110 persons.


ITEM 2.  PROPERTIES

The Company leases its corporate office and production facilities constituting approximately 29,000 square feet located at 3201 Temple Avenue, Pomona, California 91768. The facility has been custom designed for the Company's purposes, is fully utilized and should be adequate for the Company's needs for the foreseeable
future.   The facility is currently leased to the Company through
June 2001 under the second of two five-year renewal options.  (See
Note 6 of "Notes to Financial Statements" and Item 13. "Certain Relationships and Related Transactions").


ITEM 3.  LEGAL PROCEEDINGS

Gannam/Kubat Publishing, Inc. (which is the other 50% stockholder in the Company's Datacat, Inc. subsidiary) and such shareholder's wholly owned affiliate Diversified Printing and Publishing, Inc. (which has rendered printing services to Datacat payment of which has been deferred) filed a complaint against the Company and its President in a legal action previously initiated by Diversified against Datacat seeking to collect payments for printing services which it had previously agreed to defer in the approximate amount of $350,000. The suit against the Company alleges that payments by Datacat against a commitment to the Company for pre-1994 database creation and maintenance services in the approximate amount of $575,000 were unauthorized or excessive; and that, absent such prior obligation and payments in respect thereof, Datacat would not have had to defer payment to Diversified. The Company also agreed to defer collection for certain services rendered to Datacat equal to or exceeding the amount claimed by Diversified. The Company anticipates the resolution of such matter in favor of Datacat, and thus the Company; and, in any event, the Company does not expect the outcome of such dispute will have a materially adverse effect on the Company's financial position or results of operations. The pleadings in the above referenced legal action are included as part of this Report. See Index to Exhibits, Item No. 10.14. (See Note 1 of "Notes to Financial Statements" under "Other Assets- Investment in Datacat").


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


	PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Stock quotations.

                1996    1996   1996   1996    1995    1995    1995    1995
                Bid     Bid    Asked  Asked   Bid     Bid     Asked   Asked
Price Range     High    Low    High   Low     High    Low     High    Low

1st Quarter     1 7/8   1 3/8  2 3/8  1 7/8   1 1/8   1       1 1/4   1 1/8
2nd Quarter     2 1/4   1 3/4  2 3/4  2 1/4   1 5/8   1       2 1/8   1 5/8
3rd Quarter     2 5/16  1 7/8  3 3/8  2 5/16  1 15/32 1 5/16  1 5/8   1 15/32
4th Quarter     2 3/4   2 1/8  3 1/2  2 3/4   1 7/8   1 3/8   2 3/8   1 7/8


The Company's Common Stock ($.10 par value) is traded in the over-the-counter market under the symbol "AUGR" (Cusip Number 05272510). The stock quotations set forth above, as published by the National Quotation Bureau, Inc., represent the highest and lowest bid and asked prices quoted by broker/dealers making a market in the Company's Common Stock. Prices quoted do not include retail markup, markdown or commissions and may not reflect actual transactions in shares of the Company's stock. Quotations for the Companys stock are also reported in the National Association of Securities Dealers, Inc. NASDAQ OTC Bulletin
Board system.

As of December 31, 1996, the number of holders of record of the Company's Common Stock was 237. The Company has never paid a cash dividend and there are no plans to do so in the near future. (See
Note 3 of "Notes to Financial Statements" for information as to the loan restriction on the payment of cash dividends).


ITEM 6.  SELECTED FINANCIAL DATA

Dollar amounts in thousands except per share data.

                            1996    1995    1994    1993    1992
Operating results:
        Net sales           $9,218  $9,559  $9,165  $9,678  $9,362
        Net income             236     194     158     132      28
        Net income per share   .21     .16     .12     .10     .02

At year-end:
        Total assets         7,132   6,688   6,106   5,841   6,637
        Long-term debt       2,101   1,906   1,696   1,592   1,750

No cash dividends have been declared.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
         RESULTS OF OPERATIONS

General and Future Business Trends

Liquidity and Capital Resources

 	The Company has a revolving credit facility (maximum availability of $1,000,000, secured by accounts receivable) which is renewed annually in May. Management believes that the current line of credit will again be renewed in 1997, and is sufficient to handle cyclical working capital needs. (See Note 2 of "Notes to Financial Statements"). The Company also maintains a capital line of credit facility (maximum availability $3,000,000) secured by substantially all of the Company's capital assets which also renews annually in May, and management believes that this credit facility will again be renewed in 1997. Management does not currently believe that increased credit availability will be required to finance planned capital expenditures in 1997, which are estimated at $1,000,000, to be used to upgrade computers, production equipment and for software development. (See Note 3 of "Notes to Financial Statements").

	Cash, in 1996, was provided from operating activities and long-term financing. Cash from operations in 1996 (which includes net income and depreciation)increased $90,000, to $1,286,000 ($1,196,000 in 1995, and $1,120,000 in 1994). The average collection days for accounts receivable improved in 1996 to 67 days from 70 days in 1995 and 1994. As of December 31, 1996 the Company's principal commitments consisted primarily of leases on facilities. There were no material commitments for capital expenditures at December 31, 1996.

        The Company's principal uses of cash for investing activities in 1996 were for the development of the Company's
Impact(tm) software family and for upgrades to the Company's primary computer equipment to maintain premium service to its on-line customers.

        The Company's capital resources may be used to support working capital requirements, capital investment and possible acquisitions of businesses, products or technologies complementary to the Company's current business. The Company believes that current cash reserves and cash flow from operations are sufficient to fund its operations in 1997. However, during this period or thereafter, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.

Results of Operations

   Net Sales in 1996 decreased $341,000 to $9,218,000 due primarily to a decrease in print services sales of $693,000 in 1996, which was partially offset by increased sales of the Company's Impact/ONLINE(tm) product line. An increase in sales from $9,165,000 in 1994, to $9,559,000 in 1995, was realized as the first full year of Impact/ONLINE(tm) sales was reported. Sales prices remained constant in 1996, and in certain cases declined due to competitive pressures in some markets. The Company's gross margins continue to improve, closing at 40% in 1996 up from 38% in 1995 and 32% in 1994. Continued process improvements combined with a favorable product mix have been factors in the increase in gross margin. Selling, general and administrative costs for 1996 and 1995 remained at 33% of sales, up from 28% in 1994. The Company's focus on sales and marketing of its new products with additional personnel and new product promotions have been the primary factor in this expense level. Net interest expense in 1996 was $253,000, up $31,000 from $222,000 in 1995, due to higher average balances on the Company's long-term credit facility. In 1994 net interest expense was $192,000.

   Earnings per share continued to improve to $0.21 in 1996, from $0.16 in 1995, and $0.12 in 1994. The Company anticipates that net revenues (excluding equipment) in 1997 will be unchanged. Management believes that favorable product mix and productivity improvements are expected to result in higher earnings and improved cash flow from operations.

Information Relating To Forward-Looking Statements

	This annual report to shareholders of the Company includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance.
The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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



ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Auto-Graphics, Inc.

We have audited the accompanying balance sheets of Auto-Graphics, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto-Graphics, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP


Riverside, California
March 25, 1997


AUTO-GRAPHICS, INC.
BALANCE SHEETS
December 31, 1996 and 1995
ASSETS                                  DEC-31-1996      DEC-31-1995
Current assets:
  Cash                                  $   364,094      $   106,518
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1996 and 1995)                        1,882,305        1,979,245
  Unbilled production costs                  94,143          163,517
  Finished goods inventory                   28,939           60,946
  Other current assets                      188,440          168,616
Total current assets                      2,557,921        2,478,842

Equipment and leasehold improvements,
  at cost                                 9,589,699        8,279,491
  Less accumulated depreciation           5,164,177        4,192,170
  Net equipment and leasehold
    improvements                          4,425,522        4,087,321

Other assets                                148,507          121,543
                                        $ 7,131,950      $ 6,687,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                      $   330,056     $    524,431
  Deferred income                           444,388          490,167
  Accrued payroll and related
   liabilities                              191,290          187,901
  Other accrued liabilities                 127,037           38,585
  Current portion of long-term debt         655,000          505,000
Total current liabilities                 1,747,771        1,746,084

Long-term debt, less current portion      2,100,881        1,905,881

Deferred taxes based on income              664,939          593,939
Total liabilities                         4,513,591        4,245,904

Commitments and contingencies (See Note 5)

Stockholders' equity:
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,109,278 shares issued and
    outstanding in 1996, and
    1,130,478 shares issued and
    outstanding in 1995                     110,928         113,048
  Capital in excess of par value	  1,138,651	  1,151,092
  Retained earnings                       1,368,780       1,177,662

Total stockholders' equity                2,618,359       2,441,802

                                        $ 7,131,950     $ 6,687,706

	See accompanying notes.


AUTO-GRAPHICS, INC.
STATEMENTS OF INCOME
Years ended December 31, 1996, 1995, 1994
                                        1996            1995            1994

Net sales                               $ 9,217,937     $ 9,559,107     $ 9,164,849

Costs and expenses
  Cost of sales                           5,500,527       5,908,075       6,205,379
  Selling, general and administrative     3,071,226       3,124,978       2,528,682
  Interest                                  253,258         221,703         191,532
                                          8,825,011       9,254,756       8,925,593

Income from operations                      392,926         304,351         239,256

  Other income                               33,980          53,819          54,922

Income before taxes based on income         426,906         358,170         294,178

  Provision for taxes based on income       190,000         164,000         136,000

Net income                              $   236,906     $   194,170     $   158,178

Net income per share                    $       .21     $       .16     $       .12


STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1996, 1995, 1994

                                 Common        Common          Capital in
                                 Stock         Stock           Excess of       Retained
                                 Shares        Amount          Par Value       Earnings
Balances
  at January 1, 1994             1,304,866     $  130,487      $1,243,565      $1,066,823
  Net income                          -              -               -            158,178
    Common stock purchased
    and retired                    (24,788)        (2,479)        (45,848)
-

Balances
  at December 31, 1994           1,280,078        128,008       1,197,717       1,225,001
  Net income                          -              -               -            194,170
  Common stock purchased
    and retired                   (149,600)       (14,960)        (46,625)
(241,509)

Balances
  at December 31, 1995           1,130,478        113,048        1,151,092      1,177,662
  Net income                          -              -                -           236,906
  Common stock purchased
    and retired                    (21,200)        (2,120)         (12,441)
(45,788)

Balances
  at December 31, 1996           1,109,278     $  110,928       $1,138,651      $1,368,780


	See accompanying notes.


AUTO-GRAPHICS, INC.
STATEMENTS OF CASH FLOWS
Years ended December 31, 1996, 1995, 1994



                                                1996            1995            1994
Cash flows from operating activities:

  Net income                                    $  236,906      $  194,170      $  158,178

  Adjus(tm)ents to reconcile net
    income (loss) to net cash provided
    by (used in) operating activities:

      Depreciation and amortization              1,048,639       1,001,821         961,486
      Deferred taxes                                71,000         106,507          72,076
      Changes in operating assets
      and liabilities:
        Accounts receivable                         96,940          72,519        (182,083)
        Unbilled production costs                   69,374         (15,406)        (39,747)
        Finished goods inventory                    32,007          (5,757)          8,837
        Other current assets                       (19,824)         29,424         (21,743)
        Other assets                               (26,964)        (29,355)        (25,455)
        Accounts payable                          (194,375)        233,265        (128,645)
        Deferred income                            (45,779)        161,754          77,188
        Accrued payroll and
           related liabilities                       3,389          52,226         (34,795)
        Accrued other liabilities                  (16,601)        (70,262)         80,435
        Interest and income taxes payable          105,055         (57,976)        (14,880)

        Net cash provided by
          operating activities                   1,359,767       1,672,930         910,852

Cash flows from investing activities:
  Capital expenditures                          (1,386,840)     (1,609,170)       (948,752)

Cash flows from financing activities:
  Borrowings under long-term debt                  900,000         715,000         554,000
  Principal payments under debt
    agreements                                    (555,000)       (450,000)       (450,000)
  Repurchase of capital stock                      (60,349)       (303,094)        (48,327)
    Net cash provided by (used in)
      financing activities                         284,649         (38,094)         55,673

Net increase in cash                               257,576          25,666          17,773
Cash at beginning of year                          106,518          80,852          63,079

Cash at end of year                             $  364,094      $  106,518      $   80,852

Supplemental disclosures of cash flow information:

  Cash paid during the year for:
    Interest                                    $  253,258      $  221,703      $  191,532
    Income taxes                                    21,691         100,883          98,804


	See accompanying notes.

AUTO-GRAPHICS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 1996, 1995, and 1994

1.	Summary of significant accounting policies and description
of business.

	Description of Business

   		Auto-Graphics, Inc. provides software products and processing services to information and database publishers. These products and services are used to create, maintain and distribute information databases through printed and/or electronic reference products. Electronic products include compact disc (CD-ROM) and client/server software systems(Internet/Web).

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

	Equipment and Leasehold Improvements

   		Valuation of equipment and leasehold improvements is based on historical cost. Equipment and leasehold improvements at December 31, 1996 and 1995 consist of the following:

                                        1996            1995

        Equipment                       $3,588,048      $3,449,380
	Computer software and database	 5,258,209	 4,154,623
        Furniture and fixtures             497,101         429,147
        Leasehold improvements             246,341         246,341
                                         9,589,699       8,279,491
	Less accumulated depreciation
          and amortization               5,164,177       4,192,170
                                        $4,425,522      $4,087,321

	Depreciation and Amortization

		Depreciation: Depreciation is based on the straight-line method over the estimated useful life of the asset and commences in the year the asset is placed in and/or is available for service or sale based on the half-year convention method.

		Amortization: Certain costs incurred related to the development and purchase of computer software are capitalized and amortized in accordance with Statement of Financial Accounting Standards No. 86. Amortization is based on a ratio of current and future revenues (the ratio method) or, at a minimum, the straight-line method, based on the full year convention in the first year of product availability. Amortization of computer software was approximately $501,000 in 1996, $452,000 in 1995, and $407,000 in
1994.

	The following estimated useful lives are generally observed for the respective asset categories:

		Equipment              - 5 to 15 years
		Computer software
		   and databases       - 5 to  7 years
		Furniture and fixtures - 5 to 10 years
                Leasehold improvements - the lesser of 5 to 15 years or
                                                the lease term

	Depreciation and amortization was $1,049,000 in 1996
($1,002,000 in 1995 and $961,000 in 1994).

Other Assets

		Investment in Datacat, Inc.

		In 1990, the Company acquired a 50% interest in Datacat, Inc. Datacat was formed to market a new technology developed by the Company for the production of parts catalogs for the wholesale heating, ventilation and air conditioning, and refrigeration (HVACR) industry. The investment has been accounted for using the equity method wherein equity in the losses of Datacat have been offset against investments in and advances to Datacat. Losses in excess of investments and advances of approximately $222,000 have not been recognized and will be applied to subsequent earnings, as they are realized. The Company has not guaranteed the obligations of Datacat, and is not obligated to provide any further financial support to Datacat.

		The other 50% shareholder in Datacat, and a wholly owned affiliate of such shareholder which rendered printing services to Datacat payment of which has been deferred and treated as a capital investment by the partners, have filed an action disputing payment by Datacat to the Company, for certain database creation and maintenance services rendered by the Company to Datacat prior to 1994, as unauthorized or excessive. The Company anticipates the resolution of such matters in favor of Datacat, and thus the Company; and, in any event, the Company does not expect the outcome of such dispute will have a materially adverse effect on the Company's financial position or results of operations.

	Use of Estimates

			The preparation of the financial statements of the Company requires management to make estimates and assumptions that affect reported amounts. These estimates are based on information available as of the date of the financial statements.
Actual results may differ from those estimated.

	Income Recognition

   		Revenues are recognized as services are rendered or when finished goods are shipped to customers. Certain future software support costs are accrued in accordance with AICPA
Statement of Position (SOP) 91-1.

	Income Taxes

   		Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.


	Reclassification

		Certain amounts reported in prior years have been reclassified for consistent presentation with the current period.

	Net Income Per Share

   		Per share calculations are based on the weighted average number of shares of common stock outstanding during each year.


2.	Note Payable to Bank.

	The Company has a revolving credit agreement under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($1,000,000 available at December 31, 1996)
with interest at 0.5% above the bank reference rate (8.25% at December 31, 1996). The credit facility is renewable annually in May. There was no outstanding balance at December 31, 1996 or December 31, 1995. During the year ended December 31, 1996, the approximate average borrowings outstanding were $175,000 ($241,000 in 1995), the approximate weighted average interest rate was 8.8% (9.3% in 1995), and the maximum amount of month-end borrowings outstanding was $425,000 ($675,000 in 1995). The averages were computed based on the borrowings outstanding and the applicable interest rate at the end of each month. There are no compensating balance requirements, commitment fees or note guarantors. This agreement contains the same loan covenants as the capital line of credit note payable. At December 31, 1996, the Company was in compliance with its loan covenants.


3.	Long-term Debt.

	Long-term debt at December 31, 1996 and 1995 consists of the following:

                                                    1996           1995
	Capital line of credit due in monthly
        installments of $50,000 ($37,500 in
        1995) plus interest at the bank reference
        rate plus .75% (9.0% at December 31,
        1996) through 2001;secured by software,
        equipment, and leasehold improvements
        with a net book value of approximately
        $4,042,000 at December 31, 1996.           $2,645,881      $2,245,881

	Note payable to stockholder due in
                annual installments of $55,000
                plus interest at 5.5% per annum       110,000         165,000

        Total long-term debt                        2,755,881       2,410,881

        Less current portion                          655,000         505,000

        Long-term portion                          $2,100,881      $1,905,881

        Maturities of Long-Term Debt due after one year are: 1997--$655,000; 1998--$655,000; 1999--$600,000; 2000--$600,000 and 2001--$245,881.

      The capital line of credit at December 31, 1996 provides for maximum borrowings of $3,000,000 for the purchase of equipment and software, and financing of up to $1,000,000 in internal software development costs. The capital line of credit is subject to renewal annually in May. Among other requirements, the capital line of credit requires the Company to maintain minimum financial covenant ratios, and prohibits the payment of cash dividends. There are no commitment fees, compensating balance requirements or note guarantors. At December 31, 1996, the Company was in compliance with its loan covenants.

        In June 1995, the Company entered into a stock repurchase agreement with a former director of the Company, whereby the Company agreed to purchase and retire, in 1995, 115,000 of 141,000 shares of Company stock owned by the stockholder. The total transaction cost of $230,000 will be paid in four annual installments beginning in 1995 plus interest of 5.5% per annum ($65,000 paid in June 1995, $55,000 paid in June 1996 and $55,000 to be paid in June 1997 and 1998).

4.	Taxes Based on Income.

	The provision for taxes based on income is composed of the following for the
		years ended December 31:

                                 1996            1995            1994
  Current taxes based on income
                        Federal  $ 69,000        $ 32,000        $ 47,000
                        State      43,000          38,000          28,000
                        Foreign        --              --           8,000

                                  112,000          70,000          83,000

 Deferred taxes based on income
                        Federal    78,000          94,000          49,000
                          State        --              --           4,000

                                   78,000          94,000          53,000

                                 $190,000        $164,000        $136,000

	A reconciliation of the provision for taxes based on income follows for the
	years ending December 31:

                                  1996            1995           1994

  Statutory federal income tax    $145,200        $122,000       $100,000
  State tax, net of federal
     benefit/other                  28,500          24,400         21,000
  Tax effect of exclusion on meals
        and entertainment (50%)     14,200          13,400         14,500
  Tax effect of insurance premiums
        on officers' lives           2,100           4,200            500

                                  $190,000        $164,000       $136,000

	The deferred tax assets and liabilities are composed of the following at
		years ending December 31:

                                  1996            1995           1994

  Deferred tax liabilities:
  Tax over book amortization and
            depreciation          $665,000        $594,000       $487,000

  Deferred tax assets:
  Bad debts/accrued vacation/other  54,000          66,000         57,000
  Investment tax credit                 --              --         14,000
  State taxes                       15,000          10,000         11,000

  Total deferred tax assets         69,000          76,000         82,000

  Valuation allowance                    0               0              0

  Net deferred tax assets - current 69,000          76,000         82,000

  Net deferred tax liability      $596,000        $518,000       $405,000



5.	Commitments and Contingencies.

	The Company incurred total facilities and equipment lease and rental expense of approximately $474,000 in 1996, $486,000 in 1995, and $443,000 in 1994. The Company is obligated under certain noncancellable operating leases for office facilities and equipment.

	Approximate minimum lease commitments are as follows:

        Years ended                      Operating
        December 31,                        Leases
        1997                             $  474,000
        1998                                465,000
        1999                                448,000
        2000                                448,000
        2001                                224,000
	Total minimum lease payments	 $2,059,000

6.	Related Party Transactions.

	The Company leases its corporate office and production facility from a limited partnership owned by two principal officer/stockholders of the Company payable at $37,345 per month (plus expenses and applicable increases based on the consumer price index) through June 2001 under the second of two five-year renewal options. The five-year lease with options, which was entered into in June 1986, was approved and authorized by the independent members of the Company's Board of Directors.

	During 1996, the Company sold processing services of $264,000 to Datacat, Inc. for resale to Datacat's customers. At
December 31, 1996, net accounts receivable from and advances to this affiliate totaled $84,455.

	The Company entered into a stock repurchase agreement in
February 1995, with a former employee and officer, and current director,  of the Company, Douglas K. Bisch, whereby the Company agreed to purchase and retire, over a seven year period, 156,000 of 171,000 shares of Company stock owned by Mr. Bisch.  The total
transaction cost    of $825,000 includes stock, non-competition and
consulting fees.  In January    1996, the Company purchased and retired
the second block of 15,600 shares.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	Not applicable.



PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and officers of the Company:

      Name      	Age	                    Position

Douglas K. Bisch	 75	Director.  Has served in management
                                capacities for more than ten
years.

Robert H. Bretz          53     Director and Assistant Secretary.
                                Attorney who has acted as the Company's
                                outside general legal counsel for more
                                than ten years.

Robert S. Cope          61      Director, President and Treasurer.
                                Has served in those capacities for more than ten years.

William J. Kliss	 49	Chief Operating Officer.  Has served the
                                Company in this capacity for one year,
                                prior to this position Mr. Kliss served as the Company's Vice President and General
                                Manager of Library Services for two years.
                                Mr. Kliss served as Vice President of
                                Operations at Scan-Optics, Inc. for fifteen years prior to beginning his employment with the Company.

Daniel E. Luebben	48	Chief Financial Officer and Secretary.
                                Has served in those capacities for one year, prior to these positions Mr. Luebben served as the Company's Vice President Library
                                Operations and Controller for the past six years. Mr. Luebben served as Controller for Ultrasystems Defense, Inc. prior to his employment with the Company.

Directors serve until their successors are elected and qualified at the annual meeting of stockholders. All executive officers serve at the discretion of the Company's Board of Directors.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 13 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Certain Relationships and Related Transactions."

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

              10.13 Stock Purchase Agreement by, between and among Auto-Graphics, Inc. and Cary A. and Geri W. Marshall executed June 13, 1995 (incorporated by reference as filed with the SEC as Exhibit 10.13 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

              10.14   Pleadings in Diversified Printing and Publishing, Inc.
              v. Datacat, Inc., Datacat, Inc. v. Diversified Printing and Publishing, Inc., Gannam/Kubat Publishing and Nasib Gannam, and Gannam/Kubat Publishing, Inc. v. Robert S. Cope and Auto-Graphics, Inc., Orange County Superior Court
              Case No. 766 695.

              10.15 Third Amended and Restated Revolving Credit Agreement, Accounts and Equipment, between UNION BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated June 12, 1996.

              10.16   Revolving Equipment/Capitalized Development Costs
              Note between UNION BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated June 12, 1996.

              10.17 Revolving Credit Note between UNION BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated June 12, 1996.

              10.18 General Security Agreement between UNION BANK OF CALIFORNIA, N.A. and AUTO-GRAPHICS, INC. dated June 12,1996.

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

                         AUTO-GRAPHICS, INC.
                        (Registrant)


Date:  3/31/97           By  ss/  Robert S. Cope
                                  Robert S. Cope, President,
Treasurer
                                  and Director

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.



Date:  3/31/97           By  ss/  Robert S. Cope
                                  Robert S. Cope, President, Treasurer
                                  and Director



Date:  3/31/97           By  ss/  Daniel E. Luebben
                                  Daniel E. Luebben, Secretary and
                                  Chief Financial Officer



Date:  3/31/97           By  ss/  Robert H. Bretz
                                  Robert H. Bretz, Director
