Form 10-Q
period 1997-03-31
AUTO GRAPHICS INC
filed 1997-05-15
CIK 8598

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D. C.  20549

	Form 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended

March 31, 1997                    Commission File Number 0-4431


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


	Yes  X         No


Total Shares Outstanding: 	Common Stock:  1,093,678


	AUTO-GRAPHICS, INC.

	Form 10-Q

	March 31, 1997

	TABLE OF CONTENTS


	Unaudited Condensed Statements of
	  Income............................................1

	Unaudited Balance Sheets............................2

	Unaudited Statements of Cash Flows..............3 & 4

	Notes to the Unaudited Condensed
	  Financial Statements..............................5

	Management's Discussion and Analysis of
	  Financial Condition and Results of
	  Operations........................................6

	Part II - Other Information.........................8


	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART I -- FINANCIAL INFORMATION


Item 1.	Financial Statements.

	Unaudited Condensed Statements of Income

	For the Three Months Ended March 31



                                               1997            1996


Net sales                               $ 1,794,368     $ 2,267,101

Costs and expenses:
  Cost of sales                             970,764       1,301,309
  Selling, general & administrative         678,563         826,034
  Interest/Other                             56,189          59,964


Total costs and expenses                  1,705,516       2,187,307


Income from operations                       88,852          79,794

Provision for taxes based on income          39,000          37,000


Net income                              $    49,852     $    42,794


Net income per share                    $       .05     $       .04


Shares outstanding                        1,093,678       1,110,178


	See Notes to Unaudited Condensed Financial Statements

	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Balance Sheets

	March 31, 1997 and December 31, 1996


ASSETS                                         1997            1996
  Current assets:
  Cash                                  $   140,786     $   364,094
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1996 and 1995)                        1,406,580       1,882,305
  Unbilled production costs                 292,073          94,143
  Finished goods inventory                   50,398          28,939
  Other current assets                      218,881         188,440
Total current assets                      2,108,718       2,557,921

Equipment and leasehold improvements,
  at cost                                 9,784,816       9,589,699
  Less accumulated depreciation           5,363,733       5,164,177
  Net equipment and leasehold
    improvements                          4,421,083       4,425,522

Other assets                                195,944         148,507

TOTAL ASSETS                            $ 6,725,745     $ 7,131,950

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $   144,015     $   330,056
  Deferred income                           364,061         444,388
  Accrued payroll and related
    liabilities                             228,170         191,290
  Other accrued liabilities                 100,469         127,037
  Current portion of long-term debt	    655,000	    655,000
Total current liabilities                 1,491,715       1,747,771

Long-term debt, less current portion	  1,950,881	  2,100,881

Deferred taxes based on income              664,939         664,939
Total liabilities                         4,107,535       4,513,591


Stockholders' equity:
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,093,678 shares issued and
    outstanding in 1997, and
    1,109,278 shares issued and
    outstanding in 1996                     109,368         110,928
  Capital in excess of par value	  1,135,999	  1,138,651
  Retained earnings                       1,372,843       1,368,780

Total stockholders' equity                2,618,210       2,618,359

TOTAL LIABILITIES AND
      STOCKHOLDERS EQUITY               $ 6,725,745     $ 7,131,950



	See Notes to Unaudited Condensed Financial Statements


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Statements of
	Cash Flows

	For the Three Months Ended March 31
	Increase (Decrease) in Cash


                                               1997            1996
Cash flows from operating activities:

  Net income                            $    49,852     $    42,794

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

     Depreciation and amortization          199,556         268,740
     Deferred taxes                              --              --
     Changes in operating assets
         and liabilities:
         Accounts receivable                475,725         194,558
         Unbilled production costs         (197,930)       (180,341)
         Finished goods inventory           (21,459)         12,189
         Other current assets               (30,441)        (41,113)
         Other assets                       (47,437)             --
         Accounts payable                  (186,041)       (103,698)
         Deferred income                    (80,327)       (204,960)
         Accrued payroll and
           related liabilities               36,880          82,493
         Other accrued liabilities           (2,269)         (7,673)
         Interest and income taxes
           payable                          (24,300)         27,716
        Net cash provided by
          operating activities              171,809          90,705

Cash flows from investing activities:
  Capital expenditures                     (195,117)       (316,649)

Cash flows from financing activities:
 Borrowings under long-term debt                 --         350,000
 Principal payments under debt
        agreements                         (150,000)       (112,500)
  Repurchase of capital stock               (50,000)        (58,900)
   Net cash provided by (used in)
      financing activities                 (200,000)        178,600

Net increase in cash                       (223,308)        (47,344)
Cash at beginning of year                   364,094         106,518
Cash at end of year                     $   140,786     $    59,174


Supplemental disclosures of cash flow information:
	Cash paid during the period for:
          Interest                      $    65,238     $    68,789
          Income taxes                       63,000          37,000


	See Notes to Unaudited Condensed Financial Statements.


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Notes to
	Unaudited Condensed Financial Statements

	March 31, 1997

NOTE 1.	The unaudited condensed financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at March 31, 1997, the results of operations and the statement of cash flows for the three months ended March 31, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 1996 including, without limitation, the financial statements included therein.


NOTE 2.	The Company entered into a stock repurchase agreement with a former employee and officer of the Company, Douglas K. Bisch, whereby the Company agreed to purchase and retire, over a seven-year period, 156,000 of 171,000 shares of Company stock owned by Mr. Bisch. In January 1997, the Company purchased and retired the third block of 15,600 shares.


	AUTO-GRAPHICS, INC.
	Form 10-Q


Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations


FINANCIAL CONDITION

December 31, 1996 to March 31, 1997

Liquidity and capital resources.

Working capital decreased $193,000. Long-term debt was reduced by $150,000. Actual capital expenditures were $195,000. The average collection period for accounts receivable increased from 67 days at December 31, 1996 to 71 days at March 31, 1997.

The Company has a revolving credit facility under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($1,000,000 available at March 31, 1997) with interest at 0.5% above the bank's prime rate.
Management believes that the current line of credit, which is renewed annually in May, will again be renewed in 1997, and is sufficient to handle cyclical working capital needs. There are no compensating balance requirements, commitment fees or note guarantors. This agreement contains the same loan covenants as the capital line of credit.

The Company also has a capital line of credit facility providing for maximum borrowings of $3,000,000 ($504,000 available at March 31, 1997), with interest at 0.75% above the bank's prime rate, for the purchase of equipment and financing of internal software development costs. The capital line of credit is renewed annually in May and management believes that the current line of credit will be renewed in 1997. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum financial covenant ratios, and prohibits the payment of cash dividends. There are no commitment fees, compensatory balance requirements or note guarantors.

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


RESULTS OF OPERATIONS

First Quarter 1997 as Compared to First Quarter 1996

Net sales decreased $473,000 or 21% to $1,794,000. Sales in first quarter 1996, of $2,267,000, were higher as they included initial service and equipment sales for new customers of the Company's Impact/ONLINE(tm) product, while 1997 reflects the on-going sales of services.

Cost of sales decreased $330,000 or 25%. Gross margins continue to improve from 43% in 1996 to 46% in 1997 due to changes in operating costs generally attributable to variable costs fluctuating with product mix and sales volume.

Selling, general and administrative expenses decreased $147,000 or 18%. As a percentage of sales, these expenses increased from 36% to 39%.

Interest expense/other was $56,000 in 1997, down 6% from $60,000 in 1996 primarily due to lower interest as a result of lower average borrowings.

Net Income improved 16% to $49,900, up from $42,800 in 1996.

Net Income per share increased 25% to $0.05 in 1997 from $0.04 in 1996.


	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART II - OTHER INFORMATION



Item 1.		Legal Proceedings.

Gannam/Kubat Publishing, Inc. (which is the other 50% stockholder in the Company's Datacat, Inc. subsidiary) and such shareholder's wholly owned affiliate Diversified Printing and Publishing, Inc. (which has rendered printing services to Datacat payment of which has been deferred) filed a complaint against the Company and its President in a legal action previously initiated by Diversified against Datacat seeking to collect payments for printing services which it had previously agreed to defer in the approximate amount of $350,000. The suit against the Company alleges that payments by Datacat against a commitment to the Company for pre-1994 database creation and maintenance services in the approximate amount of $575,000 were unauthorized or excessive; and that, absent such prior obligation and payments in respect thereof, Datacat would not have had to defer payment to Diversified. The Company also agreed to defer collection for certain services rendered to Datacat equal to or exceeding the amount claimed by Diversified. The Company anticipates the resolution of such matter in favor of Datacat, and thus the Company; and, in any event, the Company does not expect the outcome of such dispute will have a materially adverse effect on the Company's financial position or results of operations. The pleadings in the above referenced legal action were filed as an exhibit with the Company's Annual Report to the US Securities and Exchange Commission on
Form 10-K as of December 31, 1996.

Item 2.	Changes in Securities.  None

Item 3.	Defaults upon Senior Securities.  None

Item 4.	Submission of Matters to a Vote of Security Holders.  None

Item 5.	Other Information.  None


	AUTO-GRAPHICS, INC.
	Form 10-Q



Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits:  None

	(b)	The Company has not filed any reports on Form 8-K during the period covered by this report.

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

	AUTO-GRAPHICS, INC.

        Date      5/14/97            ss/ Robert S. Cope
                                         Robert S. Cope, President
                                         and Treasurer

        Date      5/14/97            ss/ Daniel E. Luebben
                                         Daniel E. Luebben, Vice-President,
                                         Chief Financial Officer and Secretary

