Form 10-Q/A
period 1997-06-30
AUTO GRAPHICS INC
filed 1997-08-18
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C. 20549





	Form 10-Q



	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended

           June 30, 1997                      Commission File Number 0-4431



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


	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

	Unaudited Condensed Statement of Income

	For Six Months Ended June 30



                                                1997            1996

Net sales                                  $3,876,328      $4,545,446

Costs and expenses:
        Cost of sales                       2,201,367       2,721,675
        Selling, general & administrative   1,380,007       1,556,520
        Interest/other                        106,280         109,496

Total costs and expenses                    3,687,654       4,387,691



Income from operations                        188,674         157,755

Provision for taxes based on income            85,000          73,000

Net income/(loss)                          $  103,674      $   84,755



Net income/(loss) per share                $      .09      $      .08



Shares outstanding                          1,093,678       1,109,678



	See Notes to Unaudited Condensed Financial Statements


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Condensed Statement of Income

	For Three Months Ended June 30



                                                1997            1996

Net sales                                  $2,081,960      $2,278,345

Costs and expenses:
        Cost of sales                       1,230,603       1,420,366
        Selling, general & administrative     701,444         730,486
        Interest/other                         50,091          49,532

Total costs and expenses                    1,982,138       2,200,384



Income from operations                         99,822          77,961

Provision for taxes based on income            46,000          36,000

Net income                                 $   53,822      $   41,961



Net income per share                       $      .05      $      .04



Shares outstanding                          1,093,678       1,109,678



	See Notes to Unaudited Condensed Financial Statements


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Balance Sheets

	June 30, 1997 and December 31, 1996


ASSETS                                          1997            1996
  Current assets:                                             (Audited)
  Cash                                    $    60,649     $   364,094
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1997 and 1996)                          1,441,648       1,882,305
  Unbilled production costs                   310,220          94,143
  Finished goods inventory                     18,890          28,939
  Other current assets                        279,157         188,440
Total current assets                        2,110,564       2,557,921

Equipment and leasehold improvements,
  at cost                                  10,030,910       9,589,699
  Less accumulated depreciation             5,570,459       5,164,177
  Net equipment and leasehold
    improvements                            4,460,451       4,425,522

Other assets                                  195,944         148,507

Total Assets                              $ 6,766,959     $ 7,131,950

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes Payable                           $   225,000     $        --
  Accounts payable                            199,045         330,056
  Deferred income                             270,169         444,388
  Accrued payroll and related
      liabilities                             178,901         191,290
  Other accrued liabilities                   105,992         127,037
  Current portion of long-term debt           655,000         655,000
Total current liabilities                   1,634,107       1,747,771

Long-term debt, less current portion        1,795,881       2,100,881

Deferred taxes based on income                664,939         664,939
Total liabilities                           4,094,927       4,513,591


Stockholders' equity:
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,093,678 shares issued and
    outstanding in 1997, and
    1,109,278 shares issued and
    outstanding in 1996                       109,368         110,928
  Capital in excess of par value            1,135,999       1,138,651
  Retained earnings                         1,426,665       1,368,780

Total stockholders' equity                  2,672,032       2,618,359

Total Equity and Liabilities              $ 6,766,959     $ 7,131,950


	See Notes to Unaudited Condensed Financial Statements


	AUTO-GRAPHICS, INC.
	Form 10-Q
	Unaudited Statements of
	Cash Flows

	For the Six Months Ended June 30
	Increase (Decrease) in Cash


                                                1997            1996
Cash flows from operating activities:

  Net income                               $  103,674     $    84,755

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

     Depreciation and amortization            406,282         500,780
     Deferred taxes                                --              --
     Changes in operating assets
         and liabilities:
         Accounts receivable                  440,657         285,087
         Unbilled production costs           (216,077)        (26,802)
         Finished goods inventory              10,049          14,438
         Other current assets                 (90,717)        (32,309)
          Other assets                        (47,437)       (197,871)
         Accounts payable                    (131,011)       (262,294)
         Deferred income                     (174,219)       (354,409)
         Accrued payroll and
           related liabilities                (12,389)         (3,398)
         Other accrued liabilities              3,054         (10,893)
         Interest and income taxes
           payable                            (24,100)         63,716
        Net cash provided by
          operating activities                267,766          60,800

Cash flows from investing activities:
  Capital expenditures                       (441,211)       (587,159)

Cash flows from financing activities:
 Borrowings under long-term debt                   --         550,000
 Principal payments under debt
        agreements                           (305,000)       (255,000)
 Net borrowings (payments)under
        line-of-credit agreement              225,000         350,000
 Repurchase of capital stock                  (50,000)        (59,650)
Net cash provided by (used in)
      financing activities                   (130,000)        585,350

Net increase in cash                         (303,445)         58,991
Cash at beginning of year                     364,094         106,518
Cash at end of year                        $   60,649     $   165,509



Supplemental disclosures of cash flow information:
	Cash paid during the period for:
          Interest                         $  123,394     $   126,971
          Income taxes                        109,100           9,285



	See Notes to Unaudited Condensed Financial Statements.


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Notes to
	Unaudited Condensed Financial Statements

	June 30, 1997


NOTE 1.	The unaudited condensed financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at June 30, 1997, the results of operations and the statement of cash flows for the three months ended June 30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission.

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
Results of Operations


FINANCIAL CONDITION

December 31, 1996 to June 30, 1997

	Liquidity and capital resources. Working capital decreased $333,700 due to a decrease in the Company's accounts receivable. Long-term debt was reduced by $305,000. Actual capital expenditures were $441,000. The average collection period for accounts receivable improved from 67 days at December 31, 1996 to 62 days at June 30, 1997.

	The Company has a revolving credit facility under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,250,000 ($1,025,000 available at June 30, 1997) with interest equal to the bank's prime rate. Management believes that the current line of credit, which is renewed annually in June, will again be renewed in 1998, and is sufficient to handle cyclical working capital needs. There are no compensating balance requirements, commitment fees or note guarantors. This agreement contains the same loan covenants as the capital line of credit.

	The Company also has a capital line of credit facility providing for maximum borrowings of $3,000,000 ($604,000 available at June 30, 1997), with interest equal to the bank's prime rate, for the purchase of equipment and financing of internal software development costs. The capital line of credit is renewed annually in June and management believes that the current line of credit will be renewed in 1998. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum financial covenant ratios, and prohibits the payment of cash dividends. There are no commitment fees, compensatory balance requirements or note guarantors.

In June 1995, the Company entered into a stock repurchase agreement with a former director of the Company, whereby the Company agreed to purchase and retire, in 1995, 115,000 of 141,000 shares of Company stock owned by the stockholder. The total transaction cost of $230,000 will be paid in four annual installments beginning in 1995 plus interest of 5.5% per annum ($65,000 paid in June 1995, $55,000 paid in June 1996 and 1997, and $55,000 to be paid in June 1998).

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



RESULTS OF OPERATIONS

First Six Months 1997 as Compared to First Six Months 1996

  Net sales decreased $669,000 or 15% to $3,876,000. Timing differences in the delivery of CD-ROM catalogs, combined with a 51% decrease in equipment sales, were the primary reasons behind the reduction in revenues for the first six months of 1997.

  Cost of sales decreased $520,000 or 19%. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

  Selling, general and administrative expenses decreased $176,500 or 11%.
        As a percentage of sales, these expenses increased from 34% in 1996 to 36% in 1997.

  Interest expense/other decreased $3,200 or 3%.

  Income from operations increased $31,000 or 20% to $189,000 in 1997.

  Net income increased $19,000 to $104,000 net profit in 1997, up 23% from an $85,000 net profit in 1996.

  Net income per share improved from $0.08 per share in 1996 to $0.09 per share in 1997, an increase of 13%.



Second Quarter 1997 as Compared to Second Quarter 1996

  Net sales decreased $196,000 or 9% to $2,082,000.

  Cost of sales decreased $190,000 or 13%. Significant factors in cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

  Selling, general and administrative expenses decreased $29,000 or 4%. As a percent of sales these expenses increased 2% from 32% in 1996 to 34% in 1997.

  Interest expense/other was $50,000 in 1997, unchanged from 1996.

  Income from operations increased 28% or $22,000 to $100,000 in 1997.

  Net income increased $12,000 to $54,000 in 1997, up 29% from $42,000 in 1996.


	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.  None

Item 2.	Changes in Securities.  None

Item 3.	Defaults upon Senior Securities.  None

Item 4.	Submission of Matters to a Vote of Security Holders.  None

Item 5.	Other Information.  None

Item 6.	Exhibits and Reports on Form 8-K.

a.  	The Company filed Form 8-K on April 29, 1997 covering exhibits to the Form 10-K report for the year ended December 31, 1996. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled during the period covered by this report.

b.      The Company filed Form 8-K on July 15, 1997 covering the
        Company's acquisition of the assets of the Library Information Systems division of ISM Information Systems Management Manitoba Corporation, a subsidiary of IBM Canada, Ltd. as of July 1, 1997.

c.  	Exhibits: A copy of the Asset Purchase Agreement between A-G
	Canada, Ltd., a wholly owned subsidiary of Auto-Graphics, Inc. and ISM Information Systems Management Manitoba Corporation, a subsidiary of IBM Canada, Ltd. dated June 30, 1997.

	SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							AUTO-GRAPHICS, INC.


Date         8/14/97         		  ss/  Robert S. Cope
                                      Robert S. Cope, President
                                      and Treasurer


Date         8/14/97         		  ss/  Daniel E. Luebben
                                      Daniel E. Luebben, Chief Financial Officer and Secretary

