Form 10-Q
period 1997-09-30
AUTO GRAPHICS INC
filed 1997-11-18
CIK 8598

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C.  20549

 	FORM 10-Q

  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:

September 30, 1997                    Commission File Number 0-4431


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


	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

	Unaudited Condensed Consolidated Statement of Income

	For Nine Months Ended September 30


					   1997   	   1996

Net sales                               $6,715,381      $6,689,936

Costs and expenses:
  Cost of sales                          4,038,256       3,948,391
  Selling, general & administrative	 2,164,791	 2,342,523
  Interest/other                           187,305         167,736

Total costs and expenses                 6,390,352       6,458,650

Income from operations                     325,029         231,286

Provision for taxes based on income        148,000         106,000

Net income                              $  177,029      $  125,286

Net income per share                    $     0.16      $     0.11

Shares outstanding                       1,093,678       1,109,278

	See Notes to Unaudited Condensed Consolidated Financial Statements


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Condensed Consolidated Statement of Income

	For Three Months Ended September 30


					   1997   	   1996

Net sales                               $2,839,053      $2,144,490

Costs and expenses:
  Cost of sales                          1,836,889       1,226,716
  Selling, general & administrative	   784,784	   786,003
  Interest                                  81,025          58,240

Total costs and expenses                 2,702,698       2,070,959

Income from operations                     136,355          73,531

Provision for taxes based on income         63,000          33,000

Net income                              $   73,355      $   40,531

Net income per share                    $     0.07      $     0.04

Shares outstanding                       1,093,678       1,109,278

	See Notes to Unaudited Condensed Consolidated Financial Statements


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Balance Sheets

	September 30, 1997 and December 31, 1996


ASSETS                                     1997            1996
                                                        (Audited)
  Current assets:
  Cash                                 $   102,357     $   364,094
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1997 and 1996)                       2,581,220       1,882,305
  Unbilled production costs                228,803          94,143
  Finished goods inventory                  17,470          28,939
  Other current assets                     410,684         188,440
Total current assets                     3,340,534       2,557,921

Equipment and leasehold improvements,
  at cost                               11,351,896       9,589,699
  Less accumulated depreciation          5,837,359       5,164,177
  Net equipment and leasehold
    improvements                         5,514,537       4,425,522

Other assets                               197,250         148,507
                                       $ 9,052,321     $ 7,131,950

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes Payable                        $   600,000     $        --
  Accounts payable                         502,249         330,056
  Deferred income                          455,069         444,388
  Accrued payroll and related
    liabilities                            343,014         191,290
  Other accrued liabilities                141,394         127,037
  Current portion of long-term debt        655,000         655,000
Total current liabilities                2,696,726       1,747,771

Long-term debt, less current portion     2,944,073       2,100,881

Deferred taxes based on income             664,939         664,939
Total liabilities                        6,305,738       4,513,591


Stockholders' equity:
  Foreign Currency Translation               1,195              --
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,093,678 shares issued and
    outstanding in 1997, and
    1,109,278 shares issued and
    outstanding in 1996                    109,368         110,928
  Capital in excess of par value         1,135,999       1,138,651
  Retained earnings                      1,500,021       1,368,780

Total stockholders' equity               2,746,583       2,618,359

                                       $ 9,052,321     $ 7,131,950


	See Notes to Unaudited Condensed Consolidated Financial Statements


	AUTO-GRAPHICS, INC.
	Form 10-Q
	Unaudited Statements of
	Cash Flows

	For the Nine Months Ended September 30
	Increase (Decrease) in Cash


                                           1997            1996
Cash flows from operating activities:

  Net income                            $  177,029      $  125,286

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

     Depreciation and amortization         673,182         712,987
     Deferred taxes                            --              --
     Changes in operating assets
         and liabilities:
         Accounts receivable              (698,915)        447,961
         Unbilled production costs        (134,661)        (23,342)
         Finished goods inventory           11,469          13,704
         Other current assets             (222,244)        (14,584)
         Other assets                      (48,743)       (273,392)
         Accounts payable                  172,193        (319,121)
         Deferred income                    10,681         (97,431)
         Accrued payroll and
           related liabilities             151,725         105,674
         Other accrued liabilities          29,913          (9,038)
         Interest and income taxes
           payable                         (15,556)         88,455
        Net cash provided by
          operating activities             106,073         757,159

Cash flows from investing activities:
  Capital expenditures                  (1,762,197)       (818,991)

Cash flows from financing activities:
 Borrowings under long-term debt         1,295,000         550,000
 Principal payments under debt
        agreements                        (451,808)       (405,000)
 Net borrowings (payments)under
        line-of-credit agreement           600,000             --
 Repurchase of capital stock               (50,000)        (60,350)
Net cash provided by (used in)
      financing activities               1,393,192          84,650

Effect of exchange rate change on cash       1,195             --

Net change in cash                        (261,737)         22,818
Cash at beginning of year                  364,094         106,518
Cash at end of year                      $ 102,357      $  129,336


Supplemental disclosures of cash flow information:
	Cash paid during the period for:
          Interest                      $  212,265      $  193,589
	  Income taxes	  		   163,555	    17,546


	See Notes to Unaudited Condensed Consolidated Financial Statements

	AUTO-GRAPHICS, INC.
	Form 10-Q

	Notes to
	Unaudited Condensed Consolidated Financial Statements

	September 30, 1997


NOTE 1.	The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 1997, the results of operations and the statement of cash flows for the nine months ended September 30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and all its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

NOTE 3. As of July 1, 1997, the Company acquired the assets of the Library Information Systems ("LIS") division of ISM Information Systems Management Manitoba Corporation ("ISM"), a subsidiary of IBM Canada, Ltd. The LIS business includes bibliographic cataloging and interlibrary resource sharing software and related services. The assets acquired include a database containing over 55 million bibliographic and authority records together with the holdings of most Canadian public and university libraries, software, computer equipment, furniture, and leasehold improvements. The Company has formed a wholly-owned subsidiary in Canada called A-G Canada Ltd. headquartered in Etobicoke, Ontario near Toronto, and hired seventeen former employees of the LIS division. Results for the three months ending September 30, 1997 have been included in these consolidated financial statements.

	AUTO-GRAPHICS, INC.
	Form 10-Q

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.

FINANCIAL CONDITION

December 31, 1996 to September 30, 1997

	Liquidity and capital resources. Working capital decreased $166,000. Long-term debt was increased by $843,000 as a result of the acquisition financing. Actual capital expenditures were $1,762,000. The average collection period for accounts receivable increased from 67 days at December 31, 1996 to 82 days at September 30, 1997, partially due to delayed funding of two large customers.

	The Company has a revolving credit facility under which borrowings are secured by accounts receivable, whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,250,000 ($650,000 available at September 30, 1997) with interest at the bank's prime rate. Management believes that the current line of credit, which is renewed annually in June, will again be renewed in 1998, and is sufficient to handle cyclical working capital needs. There are no compensating balance requirements, or note guarantors. This agreement contains the same loan covenants as the capital line of credit.

	The Company also has a capital line of credit facility providing for maximum borrowings of $3,750,000 ($206,000 available at June 30, 1997), with interest equal to the bank's prime rate, for the purchase of equipment and financing of internal software development costs. The capital line of credit is renewed annually in June and management believes that the current line of credit will be renewed in 1998. Among other requirements, the capital line of credit note payable requires the Company to maintain minimum financial covenant ratios, and prohibits the payment of cash dividends. There are no commitment fees, or compensatory balance requirements.


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


	AUTO-GRAPHICS, INC.
	Form 10-Q

RESULTS OF OPERATIONS

First Nine Months 1997 as Compared to First Nine Months 1996

     Net sales were essentially unchanged at $6.7 million year to date.

     Cost of sales increased $90,000 or 2%.

     Selling, general and administrative expenses decreased $178,000 or 8%. As a percentage of sales, these expenses decreased from 35% to 32%.

     Interest expense/other increased $20,000 or 11%. Net interest expense increased $19,000 as a result of lower interest rates on higher average borrowings in 1997 associated with the acquisition financing. Other income in 1996 was $26,000 versus $25,000 in 1997 representing expense reimbursements from other firms.

     Income from operations increased $94,000, or 41%, to $325,000 in 1997, up from $231,000 in 1996.

     Net income increased $52,000, or 41%, to a $177,000 net income in 1997, up from an $125,000 net profit in 1996. Net income per share increased 45% to $0.16 in 1997, up from $0.11 in 1996.


Third Quarter 1997 as Compared to Third Quarter 1996

     Net sales increased $695,000 or 32%.

     Cost of sales increased $610,000 or 50% reflecting additional operating costs associated with additional sales.

     Selling, general and administrative expenses were essentially unchanged from 1996. As a percentage of sales, these expenses decreased from 37% to 28%.

     Interest expense/other increased $23,000. Net interest expense increased $22,000 due to higher debt levels associated with financing the acquisition offset by lower interest rates. Other income in 1996 was $26,000 versus $25,000 in 1997 representing expense reimbursements from other firms.


     Income from operations increased $62,000 from $74,000 in 1996 to $136,000 in 1997 due to the marginal contribution of the revenues from the acquisition.

     Net income increased $33,000 to $73,000 in 1997, up 81%. Net income per share increased from $0.04 to $0.07.


	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.  None.

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

c.  Exhibits: None


	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AUTO-GRAPHICS, INC.


Date      11/14/97                   ss/  Robert S. Cope
                                          Robert S. Cope, President
                                          and Treasurer


Date      11/14/97                   ss/  Daniel E. Luebben
                                          Daniel E. Luebben, Chief Financial
                                          Officer and Secretary
