Form 10-K
period 1997-12-31
AUTO GRAPHICS INC
filed 1998-04-16
CIK 8598

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K



[X]	Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                 to

For the Fiscal Year ended			Commission File Number
    December 31, 1997				  0-4431


   AUTO-GRAPHICS, INC.
   (Exact name of registrant as specified in its charter)

   California                                       95-2105641
   (State or other jurisdiction of                (I.R.S. employer
   incorporation or organization)                  identification number)

   3201 Temple Avenue
   Pomona, California                              91768
   (Address of principal                          (Zip Code)
     executive offices)

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

	Yes   X    No

The aggregate market value of voting stock held by nonaffiliates of the registrant was $679,000 as of December 31, 1997.

The number of shares of the registrant's Common Stock outstanding was 1,090,478 as of December 31, 1997.

	DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A for the fiscal year ended December 31, 1997 is incorporated herein by reference in Part III, Items 11-13 of Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year.


PART I

ITEM 1.  BUSINESS

Auto-Graphics, Inc. (the "Company") provides software products and processing services to information and database publishers. These products and services are used to create, maintain and distribute information databases through printed and/or electronic reference products. Electronic products include compact disc (CD-ROM) and client/server software systems
(Internet/Web).

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

In recent years, the Company has made a substantial investment in the development of online client/server software products and client-shared Internet/Web services. In 1993, the Company launched the development of a new product family called Impact/ONLINE(tm) for Internet information distribution services. This capability has been successfully utilized to a range of applications including the outsourcing by several statewide library consortia to the Company of complete system design, development, management, maintenance and operation of a web server for each customer. The Company currently has a number of statewide and regional Impact/ONLINE(tm) systems operational serving over 4,500 libraries.

The Company's Impact/ONLINE(tm) products include:

Impact/ONLINE WebPAC(tm) enables patrons, directly from home, school and office to search a database over the Internet using any web browser such as Netscape Navigator(tm) or Microsoft Explorer(tm).

Impact/ONLINE ILL(tm) provides the means to automate the initiation, tracking and management of interlibrary borrowing and lending.

Impact/ONLINE CAT(tm) is a powerful online cataloging utility for copying, creation and maintenance of a bibliographic database.

Impact/MARCit(tm) is a cataloging support system providing access to the A-G Databases(tm) containing over 50 million bibliographic and authority records via the Web.

Impact/TRACEit(tm) provides a one-stop source for satisfying quick reference queries and for locating potential interlibrary loan (ILL) sources.

AVISO(tm) is an ISO standards compliant PC-based software system designed to manage all aspects of the interlibrary loan process.

Impact/ACCESS(tm) provides for patron access to licensed commercial third-party databases.

Impact/SLims(tm) is a small library information management system, which operates on a personal computer and integrates patron access catalog, circulation control and inventory management.

In July 1997, the Company acquired the assets of the Library Information Systems ("LIS") division of ISM Information Systems Management Manitoba Corporation ("ISM"), a subsidiary of IBM Canada, Ltd. The LIS business includes bibliographic cataloging and interlibrary loan resource sharing software and related services. The assets acquired include a bibliographic database containing over 50 million records together with the holdings of most Canadian public and university libraries, five million authority records, software, computer equipment, furniture, leasehold improvements and contracts to provide services to approximately
500 Canadian libraries. The Company also employed the former staff of the LIS division each having an average of 17 years of experience in the library services business. The acquisition achieved the strategic objective of expanding the Company's customer base internationally, improving access to the academic library market and obtaining one of the largest bibliographic union databases in North America. The Company has delivered its first new software products for the Canadian market (and later the U.S. market) called Impact/MARCit(tm) and Impact/TRACEit(tm) within six months of concluding the acquisition. The Company has formed a new wholly-owned Canadian subsidiary, A-G Canada Ltd. located in Etobicoke, Ontario (a suburb of Toronto), to operate the business.

The Company's software products and processing services continue to leverage technology and experience gained over more than 45 years of service to publishers. The Company provides standard and customized products and services used for database management, electronic composition and CD-ROM search and retrieval. These software products include:

SGML Smart Editor System(SES) provides publishers with full editorial capabilities to create and maintain databases in Standard Generalized Markup Language ("SGML") format.

Impact(tm)/CD-ROM products provide comprehensive searching, indexing, and cross-referencing features along with search and retrieval capabilities for CD-ROM's and are available in Windows and MAC versions.

In addition to providing database creation, conversion and maintenance services to a wide variety of commercial customers, the Company provides a specialized database service for the wholesale heating, ventilation, air conditioning and refrigeration (HVACR) industry. This proprietary publishing business is operated by Datacat, Inc., which became a wholly-owned subsidiary of the Company effective October 2, 1998. The Company supplies software, database and composition services for printed, CD-ROM and Web-based HVACR parts catalogs. (See Note 1 of "Notes to Consolidated Financial Statements").

Company Background

The Company was formed in 1950 and incorporated in 1960 in the state of California. No single customer represents more than 10% of net sales. Management believes that the loss of any single customer or vendor would not have a material adverse effect on the business of the Company. Backlog cannot be stated in a useful manner, as contracts are normally expressed as statements of specifications and unit prices rather than total sales volume in dollars.

The software and computerized database processing services business is highly competitive. There are no definitive market share statistics available. The Company first introduced computerized database services in 1964, and believes that it has been offering such services longer than any of its existing competitors. Many competitors are smaller and local in character, but some are larger and national with greater financial resources than the Company. Contracts for computerized database publishing services and the purchase/lease of equipment are awarded according to the results of market pricing, competitive bidding, technical capability, customer relationship and/or past performance.

Marketing Offices/Employees

The Company has marketing representatives and service centers located in California, Connecticut, Illinois, Massachusetts, Washington, Texas and in Ontario, Canada. The Company and its subsidiaries currently employ approximately 110 persons.

ITEM 2.  PROPERTIES

The Company leases its corporate office and production facilities constituting approximately 29,000 square feet located at 3201 Temple Avenue, Pomona, California 91768. The facility has been custom designed for the Company's purposes, is fully occupied and should be adequate for the Company's anticipated growth for the foreseeable future. The facility is currently leased to the Company through June 2001 under the second of two five-year renewal options. (See Note 6 of "Notes to Consolidated Financial Statements" and Item 13. "Certain Relationships and Related Transactions").

ITEM 3.  LEGAL PROCEEDINGS

In June 1990, the Company and Gannam/Kubat Publishing ("G/K") formed a 50/50 joint venture company called Datacat, Inc. Datacat was formed to produce printed illustrated parts catalogs for the wholesale heating, ventilation, air conditioning, and refrigeration (HVACR) industry. In 1996, G/K filed suit against Datacat and the Company for non-payment of their accounts receivable and allegedly unauthorized and excessive payments by Datacat to the Company for database development costs incurred prior to 1994 provided by the Company. On October 2, 1997, the Company concluded a settlement agreement with its partner in Datacat, which dismissed the lawsuit and all outstanding claims against Datacat and the Company. In the settlement, Datacat paid G/K $200,000 against G/K's accounts receivable from Datacat of $351,000 and G/K forgave the balance of the accounts receivable ($151,000) and agreed to not compete with Datacat for a period of five years. Concurrently, G/K also surrendered their stock ownership in Datacat. The Company now owns 100% of Datacat, Inc. as of October 2, 1997. The Settlement Agreement and Mutual Release dated September 30, 1997 has been included as an exhibit to this Report. See Index to Exhibits, Item No. 10.24. (See Note 1 of "Notes to Consolidated Financial Statements" under "Other Assets - investment in Datacat, Inc.").

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Stock quotations.

                            1997                            1996
                     Bid            Asked            Bid            Asked
Price Range	High 	 Low 	High 	 Low 	High 	 Low 	High 	 Low

1st Quarter	2.250	2.000	3.250	2.375	1.875	1.375	2.375	1.875
2nd Quarter	2.000	1.625	2.750	2.000	2.250	1.750	2.750	2.250
3rd Quarter	2.125	1.750	4.500	3.500	2.313	1.875	3.375	2.313
4th Quarter	2.625	2.500	4.250	2.625	2.750	2.125	3.500	2.750

The Company's Common Stock ($.10 par value) is traded in the over-the-counter market under the symbol "AUGR" (Cusip Number 05272510). The stock quotations set forth above, as published by the National Quotation Bureau, Inc., represent the highest and lowest bid and asked prices quoted by broker/dealers making a market in the Company's Common Stock. Prices quoted do not include retail markup, markdown or commissions and may not reflect actual transactions in shares of the Company's stock. Quotations for the Company's stock are also reported on the OTC Bulletin Board.

As of December 31, 1997 the number of holders of record of the Company's Common Stock was 236. The Company has never paid a cash dividend and there are no plans to do so in the near future. (See Note 3 of "Notes to Consolidated Financial Statements" for information as to the loan restriction on the payment of cash dividends).

ITEM 6.  SELECTED FINANCIAL DATA

Dollar amounts in thousands except per share data.
(See Note 1 of "Notes to Consolidated Financial
	Statements" under "Other Assets")

		              Years Ended December 31
                           1997    1996    1995    1994    1993
Operating results:
	Net sales	$10,036	$ 9,218	$ 9,559	$ 9,165	$ 9,678

	Net income	    212	    236	    194	    158	    132

        Earnings per share  .19     .21     .16     .12     .10


At year-end:
	Total assets	  8,852	  7,132	  6,688	  6,106	  5,841

        Long-term debt    2,911   2,101   1,906   1,696   1,592

No cash dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Future Business Trends

Liquidity and Capital Resources

The Company has a revolving credit facility with maximum availability of $1,250,000(fully available at December 31, 1997), secured by accounts receivable and renewed bi-annually in June. Management believes that the current line of credit will again be renewed in June 1999 and is sufficient to handle the Company's cyclical working capital needs. (See
Note 2 of "Notes to Consolidated Financial Statements"). The Company also maintains a capital line of credit facility (maximum availability $3,000,000) secured by substantially all of the Company's capital assets which also renews bi-annually in June and management believes that this credit facility will again be renewed in June 1999. Management does not currently believe that increased credit availability will be required to finance planned capital expenditures in 1998, which are estimated at $1,000,000, to be used to upgrade computers, production equipment and for software development. The Company obtained a new term credit facility of $750,000 to fund the 1997 acquisition of the assets of the Library Information Systems division of ISM Information Systems Management Manitoba Corporation. The term note is a three year note with interest only for 12 months followed by a 24 month amortization schedule at bank prime rate. Subsequent to December 31, 1997, the Company retired $375,000 of the balance outstanding in term borrowings. (See Note 3 of "Notes to Consolidated Financial Statements").

Cash, in 1997, was provided from operating activities and long-term financing. Cash flow from operations (net income and depreciation) in 1997 increased $61,000 to $1,346,000 ($1,285,000 in 1996 and $1,196,000 in
1995). The increase in accounts receivable from 1996 to 1997 is due to the effect of the acquisitions. The average collection days for accounts receivable improved in 1997 to 66 days from 67 days in 1996 and 70 days in 1995. As of December 31, 1997 the Company's principal commitments consisted primarily of leases on facilities. There were also commitments of approximately $100,000 in capital expenditures at December 31, 1997.

The Company's principal uses of cash for investing activities in 1997 were for the continuing development of the Company's Impact(tm) software product line, for upgrades to the Company's primary computer equipment to enhance its online service to its customers and acquisition of the assets of the LIS division of ISM and the remaining 50% share of Datacat, Inc.

The Company's capital resources may be used to support working capital requirements, capital investment and possible acquisitions of businesses, products or technologies complementary to the Company's current business. The Company believes that current cash reserves and cash flow from operations are sufficient to fund its operations in 1998. However, during this period or thereafter, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.



Results of Operations

Net Sales in 1997 increased $818,000 to $10,036,000 due primarily to additional revenues from the acquisitions of A-G Canada, Ltd. and Datacat, Inc. and additional sales of the Company's Impact/ONLINE(tm) product line. The decline in net sales from the Company's traditional business lines were more than offset by revenues contributed by the acquisitions. Sales prices remained generally constant in 1997 and in certain cases declined due to competitive pressures in some markets. The Company's gross margins declined in 1997 to 38% from 40% in 1996 (38% in 1995). Selling, general and administrative expenses for 1997 declined to 31% of sales in 1997 from 33% of sales in 1996 and in 1995. The Company's spending on sales and marketing of its new products with additional personnel and new product promotions have been the primary factor in this elevated expense level. Net interest expense in 1997 was $290,000 up from $253,000 in 1996 due to additional borrowings associated with acquisitions offset by lower interest rates from the new credit facility.

Earnings per share declined in 1997 to $0.19 compared to $0.21 in 1996 ($0.16 in 1995). The decline in earnings was due to expenses associated with the acquisitions and duplicative and higher computer and telecommunication costs of old technology incurred while the Canadian business was being transitioned to the Company's Internet based client/server technology. Management believes that favorable product mix and productivity improvements should result in higher earnings and improved cash flow from operations. The Company intends to consider other acquisition opportunities which may become available in 1998.

Information Relating To Forward-Looking Statements

This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Impact of Inflation

Historical dollar accounting does not reflect changing costs of operations, the future cost of expansion and the changing purchasing power of the dollar. Inflation generally impacts the Company in a negative manner, as prices cannot be adjusted quickly due to the contract nature of the business, while costs of personnel, materials and other purchases tend to escalate more rapidly. However, inflation is not anticipated to have a material effect on the Company's business in the near future.


Foreign Exchange

The functional and reporting currency of the Company is the U.S. dollar, while the functional and reporting currency for A-G Canada Ltd., the Company's wholly-owned Canadian subsidiary, is the Canadian dollar. The Company will now be exposed to foreign currency transaction gains or losses as the relationship between the Canadian dollar and U.S. dollar fluctuates. Since the date of acquisition, the Canadian dollar has lost approximately 3.6% of its value against the U.S. dollar although it has stabilized recently at approximately US$1.00=Cdn$1.43. Cash foreign currency losses in 1997 totaled approximately $15,000. All other transactions outside of A-G Canada Ltd. are denominated in U.S. dollars. (See Note 1 of "Notes to Consolidated Financial Statements").

Year 2000

The Company has developed a plan to modify its information technology to be ready for the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by June 30, 1999 and to cost between $50,000 and $100,000. This estimate includes internal costs, but excludes the costs to upgrade and replace computer systems in the normal course of business. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement key systems though some projects may be delayed due to resource constraints.


ITEM 8.  FINANCIAL STATEMENTS


REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
Auto-Graphics, Inc.

We have audited the accompanying consolidated balance sheets of Auto-Graphics, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto-Graphics, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP
Riverside, California
April 8, 1998


AUTO-GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1997 and 1996

     ASSETS                                             1997             1996

Current assets:

  Cash                                            $   244,620     $   364,094
  Accounts receivable, less
    allowance for doubtful accounts
    ($38,000 in 1997 and 1996)                      2,365,837       1,882,305
  Unbilled production costs                            65,375          94,143
  Finished goods inventory                             18,049          28,939
  Other current assets                                122,416         188,440
Total current assets                                2,816,297       2,557,921

Software, equipment and leasehold
  improvements, net (See Note 1)                    5,576,409       4,425,522

Other assets                                          459,241         148,507
                                                  $ 8,851,947     $ 7,131,950

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $   669,237     $   330,056
  Deferred income                                     536,225         444,388
  Accrued payroll and related
    liabilities                                       272,485         191,290
  Other accrued liabilities                           155,383         127,037
  Current portion of long-term debt                   843,000         655,000
Total current liabilities                           2,476,330       1,747,771

Long-term debt, less current portion                2,911,073       2,100,881

Deferred taxes based on income                        695,000         664,939
Total liabilities                                   6,082,403       4,513,591

Commitments and contingencies (see Note 5)

Stockholders' equity:
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,090,478 shares issued and
    outstanding in 1997 and
    1,109,278 shares issued and
    outstanding in 1996                               109,048         110,928
  Capital in excess of par value                    1,128,319       1,138,651
  Retained earnings                                 1,534,741       1,368,780
  Foreign currency translation adjustments      (     2,564)           -

Total stockholders' equity                          2,769,544       2,618,359

                                                  $ 8,851,947     $ 7,131,950



	See notes to consolidated financial statements.

AUTO-GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 1997, 1996, 1995

                                         1997            1996            1995
Net sales                         $10,035,824     $ 9,217,937     $ 9,559,107

Costs and expenses
  Cost of sales                     6,264,141       5,500,527       5,908,075
  Selling, general and
      administrative                3,076,078       3,071,226       3,124,978
  Interest, net                       290,855         253,258         221,703
                                    9,631,074       8,825,011       9,254,756

Income from operations                404,750         392,926         304,351

  Other income                           -             33,980          53,819

Income before taxes based on income   404,750         426,906         358,170

Provision for taxes based on income   193,000         190,000         164,000

Net income                        $   211,750     $   236,906     $   194,170

Basic and diluted earnings
     per share                    $       .19     $       .21     $       .16

Weighted average shares
      outstanding                   1,090,611       1,109,345       1,208,645

	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
	Years ended December 31, 1997, 1996, 1995

                 Common        Common         Capital in      Foreign
                 Stock         Stock          Excess of       Currency       Retained
                 Shares        Amount         Par Value       Translation    Earnings

Balances at
 Jan. 1,1995     1,280,078     $  128,008      $1,197,717            --      $1,225,001
 Net income           --             --              --              --         194,170
 Common stock
  retired         (149,600)       (14,960)        (46,625)           --        (241,509)
Balances at
 Dec. 31,1995    1,130,478        113,048       1,151,092            --       1,177,662
 Net income           --              --             --              --         236,906
 Common stock
  retired          (21,200)        (2,120)        (12,441)           --         (45,788)
Balances at
 Dec. 31,1996    1,109,278         110,928      1,138,651            --       1,368,780
 Net income           --              --             --              --         211,750
 Common stock
  retired          (18,800)        (1,880)        (10,332)           --         (45,789)
 Foreign Currency
  Translation
  Adjustments        --               --             --        $(   2,564)         --
Balances at
 Dec. 31,1997    1,090,478     $  109,048      $1,128,319      $(   2,564)   $1,534,741

	See notes to consolidated financial statements.

AUTO-GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1997, 1996, 1995


                                         1997            1996            1995
Cash flows from operating activities:
  Net income                        $  211,750      $   236,906     $  194,170
  adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization  1,134,348        1,048,639      1,001,821
      Deferred taxes                    30,061           71,000        106,507
      Changes in operating assets and liabilities,
           net of the effect of acquisitions
         Accounts receivable          (405,058)          96,940         72,519
         Unbilled production costs      28,768           69,374        (15,406)
         Finished goods inventory      137,612           32,007         (5,757)
         Other current assets          (39,908)         (19,824)        29,424
         Other assets                 (284,166)         (26,964)       (29,355)
         Accounts payable              338,977         (194,375)       233,265
         Deferred income               (99,306)         (45,779)       161,754
         Accrued payroll and
           related liabilities           2,275            3,389         52,226
         Other accrued liabilities      28,343           88,454
(128,238)
Net cash provided by
          operating activities       1,083,696        1,359,767      1,672,930

Cash flows from investing activities:
  Capital expenditures                (420,676)        (611,840)      (769,170)
  Capitalized software development    (750,676)        (775,000)      (840,000)
  investment in Datacat, Inc.,
    net of cash acquired              (182,175)             --            --
  investment in A-G Canada, Ltd.      (787,095)             --            --
        Net cash used in investing  (2,140,622)     ( 1,386,840)    (1,609,170)

Cash flows from financing activities:
  Borrowings under long-term debt    1,603,016          900,000        715,000
  Principal payments under debt
    agreements                        (605,000)        (555,000)      (450,000)
  Repurchase of capital stock          (58,000)         (60,351)      (303,094)
    Net cash provided by (used in)
      financing activities             940,016          284,649        (38,094)
Net increase(decrease) in cash        (116,910)         257,576         25,666

  Foreign currency effect on cash       (2,564)            --              --

Cash at beginning of year              364,094          106,518         80,852
Cash at end of year                 $  244,620      $   364,094     $  106,518



	See notes to consolidated financial statements.

AUTO-GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1997, 1996 and 1995

1.	Summary of significant accounting policies.

	Description of Business

Auto-Graphics, Inc. provides software products and processing services to information and database publishers. These products and services are used to create, maintain and distribute information databases through printed and/or electronic reference products. Electronic products include compact disc (CD-ROM) and client/server software systems(Internet/Web).

	Basis of Presentation

The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

	Revenue Recognition

Revenues are recognized as services are rendered or when finished goods are shipped to customers. Certain future software support costs are accrued in accordance with AICPA Statement of Position (SOP) 97-2.

	Use of Estimates

The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and revenues and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results may differ from those estimated.

	Foreign Currency Translation

The functional and reporting currency for operations located in Canada is the Canadian dollar. Consequently, assets and liabilities must be translated into U.S. dollars using current exchange rates and the effects of the foreign currency translation adjustments are accumulated and included as a component of stockholders' equity. As of December 31, 1997, the accumulated foreign currency translation adjustments were not material and the net foreign exchange transaction losses for 1997 were $12,222.
All other Company transactions are currently denominated in U.S. dollars.

	Concentration of Credit Risk

The Company is potentially subject to a concentration of credit risk for trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential losses for uncollectible accounts and such losses have been within management's expectations.

        Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

           Cash and Receivables. The carrying amount approximates fair value because of the short-term maturity of these instruments.

           Long-Term Debt. The carrying amount approximates fair value, since the interest rate on the debt is at the bank's prime rate.

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

	Software, Equipment and Leasehold Improvements

Software, equipment and leasehold improvements are recorded at historical cost. Software, equipment and leasehold improvements at December 31, 1997 and 1996 consist of the following:

                                              1997            1996

     Computer software and database     $7,391,351      $5,258,209
     Equipment                           3,568,573       3,588,048
     Furniture and fixtures                535,706         497,101
     Leasehold improvements                276,100         246,341
                                        11,771,730       9,589,699
     Less accumulated depreciation
          and amortization               6,195,321       5,164,177
                                        $5,576,409      $4,425,522


	Depreciation and Amortization

Depreciation: Depreciation is based on the straight-line method over the estimated useful life of the asset and commences in the year the asset is placed in and/or is available for service or sale based on the half-year convention method.

Amortization: Certain costs incurred related to the development and purchase of computer software are capitalized and amortized in accordance with Statement of Financial Accounting Standards No. 86. Amortization is based on a ratio of current and future revenues (the ratio method) or, at a minimum, the straight-line method, based on the full year convention in the first year of product availability. Unamortized computer software was approximately $3,734,000 in 1997, $2,502,000 in 1996, and $2,125,000 in 1995. Amortization
of computer software was approximately $579,000 in 1997, $501,000 in 1996, and $452,000 in 1995.

The following estimated useful lives are generally observed for the respective asset categories:

		Equipment            		- 5 to 15 years
		Computer software
			and databases 		- 7 years
                Furniture and fixtures          - 5 to 10 years
                Leasehold improvements          - the lesser of 5 to 15 years
                                                  or the lease term

Depreciation and amortization was $1,134,000 in 1997, $1,049,000 in 1996, and $1,002,000 in 1995.

	Other Assets

		Capitalized Acquisition Costs

Certain legal and accounting costs totaling approximately $230,000 in 1997 associated with the following acquisitions have been capitalized as asset acquisition costs and will be amortized over a five year period.

                Investment in A-G Canada, Ltd.

As of July 1, 1997, the Company acquired the assets of the Library Information Systems ("LIS") division of ISM Information Systems Management Manitoba Corporation ("ISM"), a subsidiary of IBM Canada, Ltd. The LIS business includes bibliographic cataloging and interlibrary loan resource sharing software and related services. The assets acquired include a bibliographic database containing over 50 million records together with the holdings of most Canadian public and university libraries, five million authority records, software, computer equipment, furniture, leasehold improvements and contracts to provide services to approximately 500 Canadian libraries.


The Company purchased the LIS assets and business for US$879,000 (Cdn$1,211,000) of which US$763,000 was paid in cash plus the assumption of approximately US$116,000 in liabilities. The transaction was treated as a purchase with the purchase price fully allocated to the fair value of the assets acquired and no goodwill or other intangibles were recognized. Financing for the purchase was provided in the form of a new credit facility through Wells Fargo Bank via a combination of an additional US$750,000 in bank term debt and an additional US$250,000 in revolving working capital financing.

The Company formed a wholly-owned Canadian subsidiary, A-G Canada Ltd., for purposes of acquiring and operating the LIS business located in Etobicoke, Ontario near Toronto. Financial information for A-G Canada Ltd. for the six months ending December 31, 1997 has been included in the accompanying consolidated financial statements.

                Investment in Datacat, Inc.

In 1990, the Company acquired a 50% interest in Datacat, Inc. Datacat was formed to market a new technology developed by the Company for the production of parts catalogs for the wholesale heating, ventilation, air conditioning, and refrigeration (HVACR) industry. The investment has been accounted for using the equity method. As of October 2, 1997, the Company acquired the remaining 50% interest in Datacat, which it did not already own. The Company invested $182,000 in Datacat. The accompanying consolidated financial statements include financial information for Datacat for the three month period ending December 31, 1997.

		Pro Forma Information - Unaudited

The following table reflects unaudited pro forma combined results of operations of the Company, A-G Canada Ltd. and Datacat, Inc. on the basis that the acquisitions of A-G Canada, Ltd. and Datacat, Inc. had taken place at the beginning of the fiscal year 1996 and 1997. The information for A-G Canada, Ltd. was provided by the seller, ISM. The information provided is unaudited and is not covered by the independent auditor's report.

			         	Year Ended December 31,
                                             1997               1996
                                          (unaudited)       (unaudited)

                Net sales                 $12,550,000       $14,080,000
                Net income (loss)         $   546,670       $  (201,317)
                Earnings per share        $     0.53        $    (0.18)
                Shares outstanding          1,090,611         1,109,345

It is management's opinion, that the pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisitions been consummated at the beginning of the fiscal year 1996 or of future operations of the combined companies under the ownership and management of the Company.


		Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued
"Statement of Financial Accounting Standards No. 128, Earnings per Share", which is effective for interim and annual periods ending after December
15, 1997. The Company adopted the standard as of December 31, 1997. The standard requires the Company to present basic earnings per share and diluted earnings per share if applicable, using a revised methodology and requires restatement of prior earnings per share data presented. Basic earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of common stock outstanding during the year. Contingently issuable shares granted under the Company's 1997 Non-Qualified Stock Option Plan have been excluded from per share calculations because all necessary conditions for exercise of said options have not been satisfied as of December 31, 1997. (See Note 7 of "Notes to Consolidated Financial Statements")

		Supplemental Disclosure of Cash Flow Information

The Company paid interest in the amount of $290,937 in 1997, $253,258 in 1996 and $221,703 in 1995. The Company paid income taxes in the amount of $182,682 in 1997, $21,691 in 1996 and $100,883 in 1995.

		Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation". As permitted by this statement, the Company has continued to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the employee stock option plan. See Note 7 of Notes to the Consolidated Financial Statements.

		Pending Pronouncements

In February 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure", which is effective for interim and annual periods ending after December 15, 1997. The Company adopted the statement as of December 31, 1997. The statement requires the Company to disclose certain pertinent rights and privileges of the Company's equity securities and therefore will have no material effect on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income", which is effective for interim and annual periods beginning after December 15, 1997. The Company will adopt the standard in fiscal year 1998. The statement requires the Company to report comprehensive income and its components in a set of general purpose financial statements and therefore will have no material effect on the Company's financial position or results of operations.


In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information", which is effective for interim and annual periods beginning after December 15, 1997. The Company will adopt the statement in fiscal year 1998. The statement establishes standards for reporting of information about operating segments in interim and annual financial statements and therefore will have no material effect on the Company's financial position or results of operations.

		Reclassification

Certain amounts reported in 1996 and 1995 have been reclassified to conform to the 1997 consolidated financial statement presentation.

2.	Note Payable to Bank.

The Company has a revolving credit agreement under which borrowings are secured by accounts receivable and inventory whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,250,000 ($1,250,000 available at December 31, 1997) with interest at the bank prime rate (8.50% at December 31, 1997). The credit facility is renewable bi-annually with the next renewal in June 1999. There was no outstanding loan balance at December 31, 1997 or December 31, 1996. There are no compensating balance requirements, material commitment fees or note guarantors. This agreement contains the same loan covenants as the capital line of credit. At December 31, 1997, the Company was in compliance with its loan covenants.

3.	Long-term Debt.

Long-term debt at December 31, 1997 and 1996 consists of the following:
                                                         1997            1996
   Capital line of credit due in monthly
     installments of $50,000 plus interest
     at the bank prime rate (8.5% at
     December 31, 1997) through 2002;
     secured by software, equipment, and
     leasehold improvements with a net
     book value of approximately $5,576,000
     at December 31, 1997.                         $2,949,073      $2,645,881

   Term note with interest only at bank prime
     through June 30, 1998, and 24 monthly
     installments of $31,250 plus interest
     at bank prime rate through June 30, 2000.        750,000            --

   Note payable to stockholder due in annual
     installments of $55,000 plus interest at
     5.5% per annum.                                   55,000         110,000

        Total long-term debt                        3,754,073       2,755,881

        Less current portion                          843,000         655,000

        Long-term portion                          $2,911,073      $2,100,881


		Maturities of Long-Term Debt due after one year are: 1998-- $843,000; 1999-$975,000; 2000--$787,000; 2001--$600,000 and 2002--$549,000.

The capital line of credit at December 31, 1997 provides for maximum borrowings of $3,000,000 for the purchase of equipment and software, and financing of up to $1,000,000 in internal software development costs. The capital line of credit is subject to renewal bi-annually with the next renewal in June 1999. Among other requirements, the capital line of credit requires the Company to maintain minimum financial covenant ratios, and prohibits the payment of cash dividends. There are no commitment fees, compensating balance requirements or note guarantors. At December 31, 1997, the Company was in compliance with its loan covenants.

The term note provides financing of $750,000 at December 31, 1997 for the acquisition of the LIS division of ISM Information Systems Management Manitoba Corporation. Terms of the note include interest at bank prime rate with interest only for 12 months followed by a 24 month amortization of the balance. The note carries an uncompensated guarantee by an officer/stockholder of the Company. Subsequent to December 31, 1997, the Company repaid $375,000 of the term debt financing.

In June 1995, the Company entered into a stock repurchase agreement with a former director of the Company, whereby the Company agreed to purchase and retire, in 1995, 115,000 of 141,000 shares of Company stock owned by the stockholder. The total transaction cost of $230,000 is being paid in four annual installments beginning in 1995 plus interest of 5.5% per annum ($65,000 paid in June 1995, and $55,000 paid in June 1996, 1997 and 1998).

4.	Taxes Based on Income.

The provision for taxes based on income is composed of the following for the years ended December 31:
			  1997  	  1996  	  1995
Current taxes based on income
		Federal	$ 63,000	$ 69,000	$ 32,000
		State	  47,000	  43,000	  38,000
                Foreign   42,000            --              --
                         _______         _______         _______
			 152,000	 112,000	  70,000
Deferred taxes based on income
		Federal	  55,000	  78,000	  94,000
                State   ( 14,000)           --               --
                Foreign     -               --               --
                         _______         _______         _______
			  41,000	  78,000	  94,000
                        ________        ________        ________
			$193,000	$190,000	$164,000


A reconciliation of the provision for taxes based on income follows for the years ended December 31:
                                             1997          1996        1995

 Statutory U.S. federal income tax       $137,600      $145,200    $122,000
 Excess foreign tax rates                  11,800          --          --
 State tax, net of federal benefit/other   21,800        28,500      24,400
        Other                              21,800        16,300      17,600

                                         $193,000      $190,000    $164,000

The statutory U.S. federal income tax rate was 34% in 1997, 1996 and 1995.

The deferred tax assets and liabilities are composed of the following at December 31:

                                             1997          1996        1995

 Deferred tax liabilities:
 Tax over book amortization and
      depreciation                       $695,000      $665,000    $594,000

 Deferred tax assets:
   Bad debts/accrued vacation/other        57,000        54,000      66,000
   State taxes                             11,000        15,000      10,000
                                         ________      ________    ________
 Total deferred tax assets                 68,000        69,000      76,000
                                         ________      ________    ________
 Net deferred tax liability              $627,000      $596,000    $518,000


5.      Commitments and Contingencies.

The Company incurred total facilities and equipment lease and rental expense of approximately $509,000 in 1997, $474,000 in 1996 and $486,000
in 1995. The Company is obligated under certain noncancellable operating leases for office facilities and equipment. There were also non-cancelable purchase commitments of approximately $100,000 for capital expenditures outstanding at December 31, 1997.

Approximate minimum lease commitments are as follows:

                 Years ended      Operating
                  December 31,       Leases
                        1998    $   555,000
                        1999        538,000
                        2000        538,000
                        2001        224,000
Total minimum lease payments    $ 1,855,000


6.	Related Party Transactions.

The Company leases its corporate office and production facility from a limited partnership owned by two principal directors/stockholders of the Company payable at $37,345 per month (plus expenses and applicable increases based on the consumer price index) through June 2001 under the second of two five-year renewal options. The five-year lease with options, which was entered into in June 1986, was approved and authorized by the independent members of the Company's Board of Directors.

The Company entered into a stock repurchase agreement in February 1995, with a former employee/officer and current director of the Company, whereby the Company agreed to purchase and retire, over a seven year period, 156,000 of 171,000 shares of Company stock owned by the individual. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In each of January 1997 and 1996, the Company purchased and retired a block of 15,600 shares, in accordance with the above referenced agreement.

7.      Stockholders' Equity.

		1997 Non-Qualified Stock Option Plan

The Company adopted and implemented a 1997 Non-Qualified Stock Option Plan effective December 31, 1997. The plan is a non-qualified plan covering only senior executives and related persons. The plan consists of 100,000 shares of the Company's authorized but unissued common stock. At the inception of the plan, the Company granted options to four persons under the plan whereby they may purchase up to a total of 47,500 shares over the next five years at a price per share of $1.65. The recipient's right to exercise such options and acquire the stock is conditioned upon further employment with the Company and on the market trading price of the Company's stock rising to a minimum of $6.50 per share. Shares actually sold and issued pursuant to the plan will be restricted stock requiring that such stock be held by the recipients for a minimum period of one year following purchase before they are eligible to sell such stock in the public market. Following such initial option grant, 52,500 shares remain eligible for future grants under the plan. The Company also anticipates submitting a proposed qualified stock option plan covering an additional 100,000 shares available for grant to all levels of employees of the Company at the fair market value of shares of the Company's stock at the date of grant.

8.      Defined Benefit Plan

The Company sponsors a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. based employees. All full time employees are eligible to participate beginning in January or June of each year following a 90 day waiting period. The Company pays the administrative expenses of the plan. Annually, the Company may, at their sole discretion, award an amount out of the profits of the Company as a match against employee contributions to the 401(k) plan. The Company contribution was approximately $24,000 in 1997, $19,000 in 1996 and $16,000 in 1995.


9.	Year 2000 - Unaudited

The Company has developed a plan to modify its information technology to be ready for the Year 2000 and has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by June 30, 1999 and to cost between $50,000 and $100,000. This estimate includes internal costs, but excludes the costs to upgrade and replace computer systems in the normal course of business. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement key systems though some projects may be delayed due to resource constraints.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	Not applicable.

	PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and officers of the Company:

      Name              Age    Position

Douglas K. Bisch         76     Director. Has served in this capacity for
                                more than ten years.

Robert H. Bretz          54     Director and Assistant Secretary.  Attorney
                                who has acted as the Company's outside general legal counsel for more than ten years.

Robert S. Cope           62     Director, President and Treasurer.  Has served
                                in these capacities for more than ten years.

William J. Kliss	 50	Chief Operating Officer.  Has served the Company
                                in this capacity for two years. Prior to this position, Mr. Kliss served as the Company's
                                Vice President and General Manager of Library
                                Services for two years. Mr. Kliss formerly served as Vice President of Operations at Scan-Optics, Inc. for fifteen years prior to his employment with the Company.

Daniel E. Luebben        49     Chief Financial Officer and Secretary.  Has
                                served in these capacities for two years.
                                Prior to these positions, Mr. Luebben served as the Company's Vice President, Operations and Controller for the past six years. Mr.
                                Luebben formerly served as Controller of Ultrasystems Defense, Inc. for two years prior to his employment with the Company.

Directors serve until their successors are elected and qualified at the annual meeting of stockholders. All executive officers serve at the discretion of the Company's Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("the Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 11 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Compensation of Executive Officers".



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 12 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Nominees for Election as Directors".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year and, accordingly, Item 13 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Certain Relationships and Related Transactions".

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

          10.10 Asset Purchase Agreement between A-G Canada, Ltd., a wholly owned subsidiary of Auto-Graphics, Inc. and ISM Information Systems Management Manitoba Corporation, a subsidiary of IBM Canada, Ltd. dated June 30, 1997 incorporated by reference as filed with the SEC in the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997).


          10.13 Stock Purchase Agreement by, between and among Auto-Graphics, Inc. and Cary A. and Geri W. Marshall executed June 13, 1995 (incorporated by reference as filed with the SEC as Exhibit
                10.13 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

          10.15 Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

          10.16 First Amendment to Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated June 23, 1997.

          10.17 Second Amendment to Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated October 31, 1997.

          10.18 Revolving Line of Credit Note (Working Capital) between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

          10.19 Revolving Line of Credit Note (Capital Equipment) between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

          10.20 Term Note between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

          10.21 Continuing Security Agreement Rights to Payment and Inventory between Wells Fargo Bank and Auto-Graphics, Inc. dated
                May 12, 1997.

          10.22 Security Agreement Equipment between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

          10.23 Guaranty between Wells Fargo Bank and Robert S. Cope dated May 12, 1997.

          10.24 Settlement Agreement and Mutual Release between Diversified Printing & Publishing Services, Inc., Gannam/Kubat Publishing, Inc. Nasib Gannam, and T. Ron Kahraman, and Datacat, Inc., Auto-Graphics, Inc. and Robert S. Cope dated September 30, 1997.

          10.25 1997 Non-Qualified Stock Option Plan dated December 31, 1997.


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



AUTO-GRAPHICS, INC.
   (Registrant)



Date:  4/15/98                    By  Ss/  Robert S. Cope
                                  Robert S. Cope, President, Treasurer
                                  and Director

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.



Date:  4/15/98                    By  Ss/  Robert S. Cope
                                  Robert S. Cope, President, Treasurer
                                  and Director



Date:  4/15/98                    By  Ss/  Daniel E. Luebben
                                  Daniel E. Luebben, Secretary and
                                  Chief Financial Officer



Date:  4/15/98                    By  Ss/  Robert H. Bretz
                                  Robert H. Bretz, Director

