Form 10-K/A
period 1997-12-31
AUTO GRAPHICS INC
filed 1998-04-30
CIK 8598

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A


Amendment No. 1 to Annual Report Pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

The aggregate market value of voting Common Stock held by nonaffiliates of the registrant was $679,000 as of December 31, 1997. The number of shares of the registrant's Common Stock outstanding was 1,090,478 as of December 31, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Company's Annual Report to the SEC on Form 10-K for the fiscal year ended December 31, 1997 is hereby amended to incorporate:
Item 11. "Executive Compensation", Item 12. "Security Ownership of Certain Beneficial Owners and Management" and Item 13. "Certain Relationships and Related Transactions" of this Form 10-K/A dated April 30, 1998.


ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes the aggregate annual cash compensation and long-term incentive compensation of the Company's Chief Executive Officer and each of the named executive officers whose total cash compensation for the fiscal year ended December 31, 1997 for services rendered in all capacities exceeded $100,000 and cash compensation received by each named executive officer for the Company's two previous fiscal years:

                    Summary Compensation Table
                                                                Long-Term
                                                                Compensation
                                                                Number of
                                                                Securities
                                         Annual Compensation    Underlying
Name               Principal Position      Year     Salary($)   Options

Robert S. Cope     CEO, President          1997     $165,000    None
                   and Treasurer           1996      140,000
                                           1995      130,000

William J. Kliss   Chief Operating         1997     $150,000    20,000
                   Officer                 1996      138,000
                                           1995      133,000

Daniel E. Luebben  Chief Financial         1997     $109,000    10,000
                   Officer and Secretary   1996       99,000
                                           1995       98,000

There have been no restricted stock awards during fiscal year ended December 31, 1997.

1997 Non-Qualified Stock Option Plan

The Company adopted and implemented a 1997 Non-Qualified Stock Option Plan effective December 31, 1997. The Plan is a non-qualified Plan covering only senior executives and related persons. The Plan consists of 100,000 shares of the Company's authorized but unissued Common Stock. At the inception of the Plan, the Company granted options to four persons whereby they may purchase up to a total of 47,500 shares over the next five years at a price per share of $1.65. The recipient's right to exercise such options and acquire the stock is conditioned upon further employment with the Company and on the market trading price of the Company's stock rising to a minimum of $6.50 per share. Shares actually sold and issued pursuant to the Plan will be restricted stock requiring that such stock be held by the recipients for a minimum period of one year following purchase before they are eligible to sell such stock in the public market. Following such initial option grant, 52,500 shares remain eligible for future grants under the Plan. Under certain circumstances in the event of a change in control as defined in the Plan, recipients of options under the Plan are entitled to require the Company to liquidate their outstanding options at a price deemed equivalent to the then current fair market value of the underlying shares. The Plan was filed as an exhibit (10.25) to the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference. The Company is also considering a qualified incentive stock option plan covering an additional 100,000 shares available for grant to all employees of the Company at the then current fair market value of shares of the Company's stock at the date of grant. The Company intends to propose such a plan for approval by the shareholders at the Company's next Shareholder Meeting.


The following table summarizes information concerning stock option grants to named executive officers during the fiscal year ended December 31, 1997. All options were granted under the 1997 Non-Qualified Stock Option Plan and have five year terms. Under SEC Regulation S-K, the Company is required to disclose the hypothetical gains which the named executive officers would realize at the end of the option term. The gain assumes a compound annual stock price appreciation of 5% and 10% from the date the option was originally granted to the end of the option term. These rates of stock price appreciation are not necessarily the Company's estimate nor do they represent any projection of the future prices of the Company's stock.

	Option Grants in Last Fiscal Year

                    Individual Grants                                      Potential Realizable
                 Number of    Pct. of Total                                Value at Assumed
                 Securities   Options                                      Annual Rates of Stock
                 Underlying   Granted to      Exercise                     Price Appreciation    Grant Date
                 Options      Employees in    Price        Expiration      For Option Term       Present
Name             Granted      Fiscal Year     ($/Share)    Date            5%($)      10%($)     Value($)

Robert S. Cope    None        --              N/A          N/A             0       0             N/A

William J. Kliss  20,000      42.1%           $1.65        12/31/02        0       0             $0.56

Daniel E. Luebben 10,000      21.1%           $1.65        12/31/02        0       0             $0.56


The Percent of Total Options Granted to Employees in Fiscal Year may not total 100% due to options granted to individuals other than named executive officers. The grant date market value of the Common Stock underlying all of the above options was approximately $3.00 as of December 31, 1997. The Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for the Option Term of 5% and 10% is zero because the fair market value of the underlying stock must rise above $6.50 per share before the corresponding options may be exercised. Under the terms of the Plan, the underlying stock price must therefore rise a minimum of 31.5% per annum over the five year term for the option to be exercisable by the recipients. At 5% and 10% assumed annual rates of stock price appreciation for the option term, the equivalent fair market value of the underlying stock would be $3.83 and $4.83, respectively, at the end of the five year term. The Grant Date Present Value was established using the Black-Scholes option pricing model based on a current market price of $3.00 per share on the grant date and applying a discount of 45% due to the restricted nature of the stock yielding an exercise price of $1.65, a five year expected term, an estimated volatility factor of 25%, no dividends and a risk-free interest rate of 5.7%.


The following table summarizes information concerning the value received on options exercised during the fiscal year ended December 31, 1997 and the value as of December 31, 1997:

	Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

                                        Number of
                                        Securities      Value of
                                        Underlying      Unexercised
                                        Unexercised     In-the-Money
                  Number of             Options         Options
                  Securities            at Fiscal       at Fiscal
                  Underlying            Year-End        Year-End
                  Options     Value($)  Exercisable/    Exercisable/
Name              Exercised   Realized  Unexercisable   Unexercisable

Robert S. Cope    None        None      None/None       None/None

William J. Kliss  None        None      0/20,000        None/None

Daniel E. Luebben None        None      0/10,000        None/None

All stock options granted under the 1997 Non-Qualified Stock Option Plan are currently not exercisable as of December 31, 1997, because the fair market value of the underlying Common Stock must rise from the market price of approximately $3.00 per share as of December 31, 1997 to a minimum of $6.50 per share for the stock option to be exercisable by the recipients.

The following table summarizes information on the stock price-based option plan awards made during the fiscal year ended December 31, 1997:

        Long-Term Incentive Plans Awards in Last Fiscal Year

                                   Performance
                                   or Other
                                   Period Until
                   Number of       Maturation
Name               Shares          or Payout

Robert S. Cope     None            None

William J. Kliss   20,000          5 Years

Daniel E. Luebben  10,000          5 Years


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below reflects information pertaining to certain beneficial owners of the Company's Common Stock known to own more than 5% of the Company's securities and all officers and directors of the Company as a group as of April 30, 1998.

                            Shares of the
                            Company's
                            Common
                            Stock Owned          Percent
                            Beneficially as         of
Name of Beneficial Owner    of Record Date        Class

Robert S. Cope              721,675               68%
CEO, President
and Treasurer
Auto-Graphics, Inc.

Douglas K. Bisch             98,256                9%
Retired Officer of
and Consultant to
Auto-Graphics, Inc.

Robert L. Lovett, Trustee    62,500                6%
Robert L. Lovett Trust

All Officers and Directors  824,431               77%
as a group (5 persons).

Robert S. Cope, who is the President and Chief Executive Officer of the Company and a member of the Company's Board of Directors, is the beneficial owner of 721,675 shares or 68% of the Company's total outstanding shares of Common Stock. As a result of his positions with and ownership of shares in the Company, Robert S. Cope may be deemed to be in a control relationship with the Company. Mr. Cope's beneficial ownership includes 523,391 (49%) shares of Common Stock owned by him personally and 198,284 shares (19%) owned by members of his family, including Paul R. Cope who is employed by the Company and owns 125,534 shares (12%). No other single family member owns more than 5% of the Company's Common Stock. Robert S. Cope has sole investment and voting power over the shares of Common Stock owned by him personally, and is presumed to share investment and voting power over the shares owned by members of his family.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file forms with the SEC to report their ownership of the Company's shares and any changes in said ownership. Anyone required to file forms with the SEC must also send copies of the forms to the Company. Based on information provided to the Company by such persons, the Company is not aware of any delinquencies in the filing of such reports.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company occupies approximately 29,000 sq. ft. of office and production space in an office building owned by a partnership comprised of Robert S. Cope and Douglas K. Bisch. The facility is currently leased to the Company through June 2001 under the second of two five-year renewal options. The original five-year lease, which was entered into in June of 1986, was approved and authorized by the independent members of the Company's Board of Directors. Rental payments paid in 1997 by the Company under the lease totaled approximately $448,000.

Robert H. Bretz is a director of the Company and also serves as the Company's outside legal counsel. In 1997, Mr. Bretz firm's billings to the Company for legal services and expenses totaled approximately $242,000.

The Company previously entered into an agreement to purchase substantially all of the shares of the Company's Common Stock owned by Douglas K. Bisch.
Mr. Bisch retired from day to day operations as an officer of the Company on December 31, 1994. Mr. Bisch had previously served as the Company's Executive Vice President for Sales and Marketing and Secretary for the last 25 years.
In accordance with the agreement, the Company will purchase and retire a total of 156,000 shares of the Company's Common Stock over a seven year period ending 2001. The total transaction cost will be $825,000 including stock, non-competition and consulting fees. In 1995, 1996, and 1997, the Company purchased and retired 15,600 shares each year and in 1998, the Company purchased and retired 26,000 shares of the Company's Common Stock in accordance with the agreement. In addition, the Company has also received an option to purchase Mr. Bisch's one-third interest in the partnership which owns the building and land which the Company leases as its corporate office facility in Pomona, California for a purchase price based on a formula requiring a minimum payment of $100,000 and a maximum payment of $150,000.
The agreement was unanimously approved by the Company's Board of Directors with Mr. Bisch abstaining. A copy of the agreement, the terms of which are summarized herein, was filed as an exhibit (10.9) to the Company's Annual Report to the SEC on Form 10-K as of December 31, 1994.


ADDITIONAL INFORMATION

Upon request of any shareholder, the Company will furnish without charge a copy of the Company's latest Annual Report to the SEC on Form 10-K. All such requests should be directed to the Chief Financial Officer at the above corporate headquarters' address.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 1998.

AUTO-GRAPHICS, INC.
   (Registrant)



By  ss/  Daniel E. Luebben
         Daniel E. Luebben, Secretary and
		Chief Financial Officer

