Form 10-Q
period 1998-03-31
AUTO GRAPHICS INC
filed 1998-05-15
CIK 8598

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D. C.  20549

	Form 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended

March 31, 1998                    Commission File Number 0-4431


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


	Yes  X         No


Total Shares Outstanding:       Common Stock:  1,064,478


	AUTO-GRAPHICS, INC.

	Form 10-Q

        March 31, 1998

	TABLE OF CONTENTS

	Unaudited Condensed Consolidated
          Statements of Operations.........................1

        Unaudited Consolidated Balance Sheets..............2

	Unaudited Consolidated
          Statements of Cash Flows.........................3

	Notes to the Unaudited Consolidated
          Financial Statements.............................4

	Management's Discussion and Analysis of
	  Financial Condition and Results of
          Operations.......................................6

        Part II - Other Information........................9





	AUTO-GRAPHICS, INC.
	Form 10-Q

	PART I -- FINANCIAL INFORMATION


Item 1.	Financial Statements.

	Unaudited Condensed Statements of Income

	For the Three Months Ended March 31

                                            1998            1997


Net sales                               $2,393,935      $1,794,368

Costs and expenses:
  Cost of sales                         1,430,440         970,764
  Selling, general & administrative       777,130         678,563
  Interest/Other                           94,904          56,189

Total costs and expenses                2,302,474       1,705,516

Income from operations                     91,461          88,852

Provision for taxes based on income        41,000          39,000

Net income (See Note 4)                $   50,461      $   49,852

Basic earnings per share               $      .05      $      .05

Shares outstanding                      1,064,478       1,093,678

	See Notes to Unaudited Consolidated Financial Statements




	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Balance Sheets

	March 31, 1998 and December 31, 1997

        ASSETS                                  1998            1997

Current assets:

  Cash                                     $   225,406     $   244,620
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1998 and 1997)                           1,817,802       2,365,837
  Unbilled production costs                    138,876          65,375
  Finished goods inventory                      78,212          18,049
  Other current assets                         281,067         122,416

Total current assets                         2,541,363       2,816,297

Software, equipment and leasehold
  improvements, net                          5,638,355       5,576,409

Other assets                                   396,364         459,241

TOTAL ASSETS                               $ 8,576,082     $ 8,851,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Note Payable                             $   188,648     $      -
  Accounts payable                             499,077         669,237
  Deferred income                              548,856         536,225
  Other accrued liabilities                    127,709         155,383
  Accrued payroll and related
    liabilities                                368,577         272,485
Current portion of long-term debt              795,625         842,500

Total current liabilities                    2,528,492       2,475,830

Deferred taxes based on income                 695,000         695,000

Long-term debt, less current portion         2,634,375       2,911,573

Total liabilities                            5,857,867       6,082,403

Stockholders' equity:
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,064,478 shares issued and
    outstanding in 1998, and
    1,090,478 shares issued and
    outstanding in 1997 (See Note 2)           106,448         109,048
  Capital in excess of par value             1,123,899       1,128,319
  Retained earnings                          1,490,472       1,534,741
  Foreign currency translation adjustments (     2,604)    (     2,564)

Total stockholders' equity                   2,718,215       2,769,544

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY   $ 8,576,082     $ 8,851,947


	See Notes to Unaudited Consolidated Financial Statements



	AUTO-GRAPHICS, INC.
	Form 10-Q

	Unaudited Statements of
	Cash Flows

	For the Three Months Ended March 31
	Increase (Decrease) in Cash


                                             1998            1997
Cash flows from operating activities:

  Net income                            $   50,461       $   49,852

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

  Depreciation and amortization            302,177          199,556
  Deferred taxes			      -   	       -
     Changes in operating assets
         and liabilities:
         Accounts receivable		   510,169	    475,725
         Unbilled production costs         (73,501)        (197,930)
         Finished goods inventory          (60,163)         (21,459)
         Other current assets		  (158,647)	    (30,441)
         Other assets                       50,301          (47,437)
         Accounts payable                 (132,294)        (186,041)
         Deferred income                    12,631          (80,327)
         Other accrued liabilities         (27,674)         (26,569)
         Accrued payroll and
           related liabilities		    96,092	     36,880
Net cash provided by
      operating activities                 569,552          171,809

Cash flows from investing activities:
  Capital expenditures			  (351,547)	   (195,117)

Cash flows from financing activities:
  Borrowings under long-term debt          389,571             -
  Principal payments under debt
      agreements	   		  (525,000)	   (150,000)
  Repurchase of capital stock		  (101,750)	    (50,000)
Cash provided by (used in)
      financing activities                (237,179)        (200,000)

Net increase in cash			   (19,174)	   (223,308)

  Foreign currency effect on cash              (40)            -

Cash at beginning of year                  244,620          364,094

Cash at end of period                   $  225,406      $   140,786

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
	  Interest			$   93,461	$    65,238
	  Income taxes	  		   105,000	     63,000


	See Notes to Unaudited Consolidated Financial Statements.


	AUTO-GRAPHICS, INC.
	Form 10-Q

	Notes to
	Unaudited Condensed Financial Statements

	March 31, 1998

NOTE 1.	The unaudited consolidated financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at March 31, 1998, the results of operations and the statement of cash flows for the three months ended March 31, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

	The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

	This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K, as amended, for the period ending December 31, 1997 including, without limitation, the financial statements included therein.


NOTE 2.	The Company entered into a stock repurchase agreement in February
1995, with a former employee/officer and current director of the Company, whereby the Company agreed to purchase and retire, over a seven year period, 156,000 of 171,000 shares of Company stock owned by the individual. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January of 1995, 1996 and 1997, the Company purchased and retired three blocks of 15,600 shares, and, in January 1998, the Company purchased and retired 26,000 shares in accordance with the above referenced agreement.

NOTE 3.	In June 1995, the Company entered into a stock repurchase agreement with a former director of the Company, whereby the Company agreed to purchase and retire, in 1995, 115,000 of 141,000 shares of Company stock owned by the stockholder. The total transaction cost of $230,000 is being paid in four annual installments beginning in 1995 plus interest of 5.5% per annum ($65,000 paid in June 1995, and $55,000 paid in June 1996, 1997 and 1998).



	AUTO-GRAPHICS, INC.
	Form 10-Q

	March 31, 1998

NOTE 4. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in interim and annual financial statements. Comprehensive income is defined as the change in the equity (net assets) of an entity during a period from transactions, events and circumstances excluding all transactions involving investments by or distributions to the owners. Total comprehensive income for the Company is as follows:


                                     Three Months Ended March 31
                                        1998            1997

     Net Income                    $    50,461     $     49,852

     Foreign Currency
       Translation Adjustments             (40)            -

     Total comprehensive income    $    50,421     $     49,852




	AUTO-GRAPHICS, INC.
	Form 10-Q

	March 31, 1998

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

FINANCIAL CONDITION

December 31, 1997 to March 31, 1998

	Liquidity and capital resources. Working capital decreased $328,000. Long-term debt was reduced by $325,000. The decline in accounts receivable was due to higher fourth quarter revenues of $3.3 million (typically the Company's highest quarter) to lower first quarter revenues of $2.4 million. The average collection period for accounts receivable increased from 66 days at December 31, 1997 to 71 days at March 31, 1998. Net cash provided by operations increased approximately $400,000 to $570,000 in the first quarter of 1998 from $172,000 in the first quarter 1997 due primarily to the collection of approximately $510,000 in accounts receivable. Capital expenditures increased to $352,000 in the first quarter 1998 from $195,000 in the first quarter of 1997 due to the procurement of production equipment and additional software development costs in the first quarter of 1998.

	The Company has a revolving credit facility with maximum availability of $1,250,000 ($1,061,352 at March 31, 1998), secured by accounts receivable and renewed bi-annually in June. Management believes that the current line of credit will again be renewed in June 1999 and is sufficient to handle the Company's cyclical working capital needs. The Company also maintains a capital line of credit facility with a maximum availability of $3,000,000 ($200,927 available at March 31, 1998) secured by substantially all of the Company's capital assets which also renews bi-annually in June and management believes that this credit facility will again be renewed in June 1999. Management does not currently believe that increased credit availability will be required to finance planned capital expenditures in 1998, which are estimated at $1,000,000, to be used to upgrade computers, production equipment and for software development. The Company obtained a term credit facility of $750,000 to fund the 1997 acquisition of the assets of the Library Information Systems division of ISM Information Systems Management Manitoba Corporation. The term note is a three year note with interest only for 12 months followed by a 24 month amortization schedule at bank prime rate. The Company retired $375,000 of the balance outstanding in term borrowings in January 1998. The term facility carries an uncompensated guarantee by an officer/stockholder of the Company. These credit facilities carry no commitment fees or compensatory balance requirements, and require that the Company maintain minimum financial ratio covenants and prohibits the payment of cash dividends.

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


	AUTO-GRAPHICS, INC.
	Form 10-Q


	The Company entered into a stock repurchase agreement in February 1995, with a former employee/officer and current director of the Company, whereby the Company agreed to purchase and retire, over a seven year period, 156,000 of 171,000 shares of Company stock owned by the individual. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January of 1995, 1996 and 1997, the Company purchased and retired three blocks of 15,600 shares, and, in January 1998, the Company purchased and retired a fourth block of 26,000 shares in accordance with the above referenced agreement.

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

	In June 1997, the Financial Accounting Standards Board issued "Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information", which is effective for annual periods beginning after December 15, 1997 and interim periods beginning after December 15, 1998. The statement establishes standards for reporting of information about operating segments in interim and annual financial statements and therefore will have no material effect on the Company's financial position or results of operations.

	In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that the Company capitalize certain costs of software developed for internal use once certain criteria are met. The Company is currently evaluating SOP 98-1, but does not expect it will have a material effect on its consolidated financial statements.


	AUTO-GRAPHICS, INC.
	Form 10-Q


RESULTS OF OPERATIONS

First Quarter 1998 as Compared to First Quarter 1997

        Results for the first quarter of 1998, when compared to the first quarter of 1997, reflect the consolidated results derived from several acquisitions consummated in late 1997. In July, 1997, the Company acquired the assets of the Library Information Systems division of ISM Information Systems Management Manitoba Corporation. In October, 1997, the Company acquired the remaining 50% share of Datacat, Inc., that it did not already own.

	Net sales increased $600,000 or 33% from 1997 to $2,394,000 in 1998 due to additional revenues attributable to the acquisition of A-G Canada, Ltd. and Datacat, Inc., and additional sales of the Company's Impact/ONLINE(tm) product line. The decline in net sales from the Company's traditional business lines was more than offset by revenues contributed by the acquisitions.

	Cost of sales increased $460,000 or 47%. Gross margins decreased from 46% in 1997 to 40% in 1998 due to changes in operating costs generally attributable to variable costs fluctuating with product mix and sales volume.

	Selling, general and administrative expenses increased $99,000 or 15% due to the additional sales, marketing and general and administrative costs associated with the acquisitions of A-G Canada, Ltd. and Datacat, Inc.. As a percentage of sales, these expenses decreased from 38% in 1997 to 32% in 1998 as the acquisitions provided more revenues without a proportional increase in selling, general and administrative expenses.

	Interest expense/other was $95,000 in 1998 up from $56,000 in 1997 due to additional borrowings associated with acquisitions offset by lower interest rates from the new credit facilities.

	Net Income was unchanged at $50,000 in 1998 from 1997.

	Basic earnings per share was unchanged at $0.05 per share in 1998 from 1997.



	AUTO-GRAPHICS, INC.
	Form 10-Q


	PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.  None.

Item 2.   Changes in Securities.  None.

Item 3.   Defaults upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders.  None.

Item 5.   Other Information.  None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits:  None.

         (b) The Company has not filed any reports on Form 8-K during the period covered by this report.







	AUTO-GRAPHICS, INC.
	Form 10-Q



	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTO-GRAPHICS, INC.



Date      5/15/98                       ss/ Robert S. Cope
                                        Robert S. Cope, President
                                        and Treasurer



Date      5/15/98                       ss/ Daniel E. Luebben
                                        Daniel E. Luebben, Vice-President,
                                        Chief Financial Officer and Secretary

