Form 10-Q
period 1998-06-30
AUTO GRAPHICS INC
filed 1998-08-26
CIK 8598

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D. C. 20549

	Form 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended

 June 30, 1998                      Commission File Number 0-4431



                          AUTO-GRAPHICS, INC.
	(exact name of registrant as specified in its charter)



            California                                 95-2105641
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification Number)



             3201 Temple Avenue, Pomona, California        91768-3200
            (Address of principal executive offices)     (zip code)



Registrant's telephone number, including area code:    (909) 595-7204



	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


	Yes    X           No


Total Shares Outstanding:

	Common Stock:  1,064,478


AUTO-GRAPHICS, INC.
Form 10-Q

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Unaudited Condensed Consolidated
            Statement of Operations

         For Six Months Ended June 30



					   1998   	   1997

Net sales (See Note 4)                     $4,682,360      $3,876,328

Costs and expenses:
        Cost of sales                       2,815,921       2,201,367
        Selling, general & administrative   1,568,062       1,380,007
        Interest expense/other                176,343         106,280

Total costs and expenses                    4,560,326       3,687,654



Income from operations                        122,034         188,674

  Provision for taxes based on income          54,760          85,000

Net income (See Note 3)                    $   67,274      $  103,674



Net income per share                       $      .06      $      .09


Shares outstanding                          1,064,478       1,093,678



	See Notes to Unaudited Consolidated Financial Statements

         Unaudited Condensed Consolidated
            Statement of Operations

         For Three Months Ended June 30



                                                 1998            1997

Net sales (See Note 4)                     $2,288,425      $2,081,960

Costs and expenses:
        Cost of sales                       1,385,481       1,230,603
        Selling, general & administrative     790,932         701,444
        Interest expense/other                 81,439          50,091

Total costs and expenses                    2,257,852       1,982,138


Income from operations                         30,573          99,822

  Provision for taxes based on income          13,760          46,000

Net income (See Note 3)                    $   16,813      $   53,822



Net income per share                       $      .02      $      .05



Shares outstanding                          1,064,478       1,093,678



	See Notes to Unaudited Consolidated Financial Statements

         Unaudited Consolidated Balance Sheets

         June 30, 1998 and December 31, 1997


ASSETS                                           1998            1997
                                                              (Audited)

  Current assets:
  Cash                                    $   140,118     $   244,620
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1998 and 1997)                          1,502,657       2,365,837
  Unbilled production costs                   219,794          65,375
  Finished goods inventory                     17,303          18,049
  Other current assets                        373,326         122,416

Total current assets                        2,253,198       2,816,297

Software, equipment and leasehold
    improvements, net                       5,657,408       5,576,409

Other assets                                  384,238         459,241

                                          $ 8,294,844     $ 8,851,947

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes Payable                           $   571,743     $        --
  Accounts payable                            318,209         669,237
  Deferred income                             231,088         536,225
  Other accrued liabilities                    88,858         155,383
  Accrued payroll and related
    liabilities                               329,917         272,485
Current portion of long-term debt             600,000         842,500

Total current liabilities                   2,139,815       2,475,830

Deferred taxes based on income                695,000         695,000

Long-term debt, less current portion        2,725,000       2,911,573

Total liabilities                           5,559,815       6,082,403


Stockholders' equity:

  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,064,478 shares issued and
    outstanding in 1998, and
    1,090,478 shares issued and
    outstanding in 1997                       106,448         109,048
  Capital in excess of par value            1,123,899       1,128,319
  Retained earnings                         1,507,286       1,534,741
  Foreign currency translation adjustments     (2,604)         (2,564)

Total stockholders' equity                  2,735,029       2,769,544

                                          $ 8,294,844     $ 8,851,947


	See Notes to Unaudited Consolidated Financial Statements

         Unaudited Consolidated Statements of Cash Flows

         For the Six Months Ended June 30
           Increase (Decrease) in Cash


                                                 1998            1997
Cash flows from operating activities:

  Net income                               $   67,275      $  103,674

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

     Depreciation and amortization            534,531         406,282
     Deferred taxes                                --              --
     Changes in operating assets
         and liabilities:
         Accounts receivable                  825,314         440,657
         Unbilled production costs           (154,419)       (216,077)
         Finished goods inventory                 746          10,049
         Other current assets                (250,906)        (90,717)
         Other assets                          49,851         (47,437)
         Accounts payable                    (313,162)       (131,011)
         Deferred income                     (305,137)        174,219)
         Other accrued liabilities            (66,525)        (21,046)
         Accrued payroll and
           related liabilities                 57,432         (12,389)

Net cash provided by
          operating activities                445,000         267,766

Cash flows from investing activities:
  Capital expenditures                       (590,378)       (441,211)

Cash flows from financing activities:
 Borrowings under long-term debt                  923              --
 Principal payments under debt
        agreements                           (430,000)       (305,000)
 Net borrowings (payments)under
        line-of-credit agreement              571,743         225,000
 Repurchase of capital stock                 (101,750)        (50,000)

Net cash provided by (used in)
      financing activities                     40,916        (130,000)
Net increase in cash                         (104,462)       (303,445)
 Foreign currency effect on cash                  (40)
Cash at beginning of year                     244,620         364,094
Cash at end of year                        $  140,118      $   60,649

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
          Interest                         $  175,946      $  123,394
          Income taxes                             --         109,100



	See Notes to Unaudited Consolidated Financial Statements.


Notes to Unaudited Consolidated Financial Statements

June 30, 1998

NOTE 1. The unaudited consolidated financial statements included herein have been prepared by the Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at June 30, 1998, the results of operations and the statement of cash flows for the six months ended June 30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-
Graphics, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

	The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

	This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K, as amended, for the period ending December 31, 1997 including, without limitation, the financial statements and notes included therein.


NOTE 2.	The Company entered into a stock repurchase agreement in February
1995 with a former employee/officer and current director of the Company, whereby the Company agreed to purchase and retire, over a seven-year period, 156,000 of 171,000 shares of Company stock owned by the individual. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January of 1995, 1996 and 1997, the Company purchased and retired three blocks of 15,600 shares each and, in January 1998, the Company purchased and retired 26,000 shares under the above referenced agreement.

NOTE 3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in interim and annual financial statements. Comprehensive income is defined as the change in the equity (net assets) of an entity during a period from transactions, events and circumstances excluding all transactions involving investments by or distributions to the owners. Total comprehensive income for the Company is as follows:


         Six Months Ended June 30                 1998            1997

        Net income                         $    67,274     $   103,674

	Foreign currency
                translation adjustments            (40)             --

        Total comprehensive income         $    67,234     $   103,674


NOTE 4.	The growth in net sales between the three and six months ending June
30, 1997 and June 30, 1998, respectively, includes the additional revenues contributed by the acquisitions of A-G Canada Ltd. in July, 1997 and the remaining 50% share of Datacat, Inc., which the Company did not already own in October, 1997.


AUTO-GRAPHICS, INC.
Form 10-Q


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations


FINANCIAL CONDITION

December 31, 1997 to June 30, 1998

	Liquidity and capital resources. Working capital decreased $415,000 through the second quarter of 1998 due to the payment of long-term debt in the amount of $429,000. The average collection period for accounts receivable improved from 66 days at December 31, 1997 to 60 days at June 30, 1998. Net cash provided by operating activities was approximately $445,000 through the second quarter of 1998 up from $268,000 through the second quarter of 1997 due primarily to the collection of approximately $825,000 in accounts receivable. Capital expenditures were $590,000 through the second quarter of 1998 up from $441,000 through the second quarter of 1997 due to the procurement of additional production equipment and software development costs in 1998.

	The Company has a revolving credit facility with maximum availability of $1,250,000 ($678,000 available at June 30, 1998), secured by accounts receivable and renewed bi-annually in June. Management believes that the current line of credit will again be renewed in June 1999 and is sufficient to handle the Company's cyclical working capital needs. The Company also maintains a capital line of credit facility with a maximum availability of $3,000,000 ($50,000 available at June 30, 1998) secured by substantially all of the Company's assets which also renews bi-annually in June and management believes that this credit facility will again be renewed in June 1999. Management does not currently believe that increased credit availability will be required to finance planned capital expenditures in 1998, which are estimated at $1,000,000, to be used to upgrade computers, production equipment and for software development. The Company has a term credit facility of $750,000 to fund the 1997 acquisition of the assets of the Library Information Systems division of ISM Information Systems Management Manitoba Corporation. The term note is a three year note with interest only for 24 months followed by a 12 month amortization schedule.
The Company retired $375,000 of the balance outstanding in term borrowings in January 1998. The term facility carries an uncompensated guarantee by the Company's principal officer/stockholder. These credit facilities carry no commitment fees or compensatory balance requirements, require that the Company maintain minimum financial ratio covenants and prohibit the payment of cash dividends. In recognition of the Company's declining working capital, the Company has negotiated revised credit terms and loan covenants with its bank effective June 1, 1998. (See Exhibits to Form 10-Q, Part II, Item 6(a)). The Company is in compliance with its loan covenants as of June 30, 1998.

        As of July 1, 1997, the Company acquired the assets fo the Library Information Systems ("LIS") division of ISM Information Systems Management Manitoba Corporation ("ISM"), a subsidiary of IBM Canada, Ltd. The LIS business includes bibliographic cataloging and interlibrary loan resource sharing software and related services, and contracts to provide services to approximately 500 Canadian libraries. As of October 2, 1997, the Company also acquired the remaining 50% interest in Datacat, which it did not already own.

        The Company entered into a stock repurchase agreement in February 1995, with a former employee/officer and current director of the Company, whereby the Company agreed to purchase and retire, over a seven year periodm 156,000 of 171,000 shares of Company stock owned by the individual The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January of 1995, 1996 and 1997, the Company purchased and retired three blocks of 15,600 shares each, and, in January 1998, the Company purchased and retired a fourth block of 26,000 shares in accordance with the above referenced agreement.

        The Company's capital resources may be used to support working capital requirements, capital investment and possible acquisitions of businesses, products or technologies complementary to the Company's current business. The Company believes that current cash flow from operations and credit facilities are sufficient to fund its operations in 1998. However, during this period or thereafter, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.

        The Company currently anticipates that annual net sales for 1998 will decline by approximately $500,000 from 1997 net sales of $10.0 million. The primary reason for the decline is the current transition by the Company's library customers from CD-ROM to online library information systems, and the resulting difference in short-term revenues and the timing thereof. Accordingly, given its current cost structure, the Company anticipates that it will report a loss for the third quarter of 1998.

        The anticipated reduction in sales and income for 1998 is not expected to continue through-out 1999. Management believes that the increased revenue attributable to sales of its online family of library information services and systems should be sufficient to more than offset the declining revenues attributable to the Company's CD-ROM based services and systems. The anticipated reduction in sales and income is expected to adversely affect the Company's operating capital position, however, management believes that the Company's cash flow from operations and credit facilities should be adequate to provide for the Company's needs pending improvement in the Company's operating performance.



RESULTS OF OPERATIONS

First Six Months 1998 as Compared to First Six Months 1997

	Net sales increased $806,000 or 21% to $4,682,000. The net sales growth was due primarily to the additional revenues contributed by the acquisition of A-G Canada Ltd. in July, 1997 and the remaining 50% share of Datacat, Inc. in October, 1997, which the Company did not already own.

        Cost of sales increased $615,000 or 28%. Significant factors in the increased cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

	Selling, general and administrative expenses increased $188,000 or 14%. As a percentage of sales, these expenses decreased from 36% in 1997 to 33% in 1998.

	Interest expense/other increased $70,000 or 66% on higher bank borrowing associated with financing the operations of the Company and the acquisition of A-G Canada Ltd.

	Income from operations decreased $67,000 or 35% to $122,000 in 1998.

	Net income decreased $36,000 to $67,000 in 1998, down 35% from $104,000 in 1997.

	Net income per share decreased from $0.09 per share in 1997 to $0.06 per share in 1998.


Second Quarter 1998 as Compared to Second Quarter 1997

	Net sales increased $206,000 or 10% to $2,288,000. The net sales growth was due primarily to the additional revenues contributed by the acquisition of A-G Canada Ltd. in July, 1997 and the remaining 50% share of Datacat, Inc. in October, 1997, which the Company did not already own.

	Cost of sales increased $155,000 or 13%. Significant factors in the increased cost of sales include changes in operating costs generally attributable to variable costs fluctuating with product mix.

	Selling, general and administrative expenses increased $89,000 or 13%. As a percent of sales, these expenses increased from 34% in 1997 to 35% in 1998.

	Interest expense/other was $81,000 in 1998, up from $50,000 in 1997 on higher bank borrowing associated with financing the operations of the Company and the acquisition of A-G Canada Ltd.

	Income from operations decreased 69% or $69,000 to $31,000 in 1998.

	Net income decreased $37,000 to $17,000 in 1998, down 69% from $54,000 in 1997.

	Net income per share decreased from $0.05 per share in 1997 to $0.02 per share in 1998.

AUTO-GRAPHICS, INC.
Form 10-Q

PENDING PRONOUNCEMENTS

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

        a) Exhibits:

           10.26 Third Amendment to Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated June 1, 1998.

           10.27 Term Note between Wells Fargo Bank and Auto-Graphics, Inc. dated June 1, 1998.

        b) The Company has not filed any reports on Form 8-K during the period covered by this report, however, see the Company's subsequent report on Form 8-K dated August 6, 1998 indicating that a new independent accountant will be engaged to audit and report upon the Company's financial statements for the fiscal year ended December 31, 1998.


	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTO-GRAPHICS, INC.


Date         8/25/98                      ss/  Robert S. Cope
                                               Robert S. Cope, President
                                               and Treasurer


Date         8/25/98                      ss/  Daniel E. Luebben
                                               Daniel E. Luebben,
                                               Chief Financial Officer
                                               and Secretary


