Form 10-Q
period 1998-09-30
AUTO GRAPHICS INC
filed 1998-11-17
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
    Washington, D. C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended:

September 30, 1998                    Commission File Number 0-4431



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


AUTO-GRAPHICS, INC.
   Form 10-Q

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

Unaudited Condensed Consolidated Statement of Operations
	For Nine Months Ended September 30


					   1998   	   1997

Net sales                                  $6,675,759      $6,715,381

Costs and expenses:
  Cost of sales                             4,127,078       4,038,256
  Selling, general & administrative         2,396,927       2,164,791
  Interest/other                              282,084         187,305

Total costs and expenses                    6,806,089       6,390,352

Income/(loss) from operations                (130,330)        325,029

Provision for taxes based on income           (58,802)        148,000

Net income/(loss)                          $  (71,528)     $  177,029

Net income/(loss) per share                $    (0.07)           0.16

Shares outstanding                          1,064,478       1,093,678


See Notes to Unaudited Condensed Consolidated Financial Statements


Unaudited Condensed Consolidated Statement of Operations
	For Three Months Ended September 30



					   1998   	   1997

Net sales                                  $1,993,399      $2,839,053

Costs and expenses:
  Cost of sales                             1,311,147       1,836,889
  Selling, general & administrative           828,869         784,784
  Interest                                    105,741          81,025

Total costs and expenses                    2,245,757       2,702,698

Income/(loss) from operations                (252,358)        136,355

Provision for taxes based on income          (113,560)         63,000

Net income/(loss)                          $ (138,798)     $   73,355

Net income/(loss) per share                $    (0.13)     $     0.07

Shares outstanding                          1,064,478       1,093,678

See Notes to Unaudited Condensed Consolidated Financial Statements


                Unaudited Balance Sheets
        September 30, 1998 and December 31, 1997


ASSETS                                     1998            1997
                                                         (Audited)
Current assets:
  Cash                                     $   78,525     $   244,620
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1998 and 1997)                          1,916,120       2,365,837
  Unbilled production costs                   266,749          65,375
  Finished goods inventory                      2,144          18,049
  Other current assets                        322,215         122,416
Total current assets                        2,585,753       2,816,297

Software, equipment and leasehold
  improvements, net                         5,583,154       5,576,409

Other assets                                  215,819         459,241
                                           $8,384,726     $ 8,851,947

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes Payable                            $  840,162     $        --
  Accounts payable                            183,837         669,237
  Deferred income                             410,487         536,225
  Accrued payroll and related
    liabilities                               371,843         272,485
  Other accrued liabilities                   (44,720)        155,383
  Current portion of long-term debt           693,750         843,000
Total current liabilities                   2,455,359       2,476,330

Long-term debt, less current portion        2,631,250       2,911,073

Deferred taxes based on income                708,000         695,000
Total liabilities                           5,794,609       6,082,403


Stockholders' equity:

  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,064,478 shares issued and
    outstanding in 1998, and
    1,090,478 shares issued and
    outstanding in 1997                       106,448         109,048
  Capital in excess of par value            1,123,899       1,128,319
  Retained earnings                         1,368,483       1,534,741
Foreign Currency Translation                   (8,713)         (2,564)

Total stockholders' equity                  2,590,117       2,769,544

                                           $8,384,726     $ 8,851,947

See Notes to Unaudited Condensed Consolidated Financial Statements


	Unaudited Statements of	Cash Flows

	For the Nine Months Ended September 30
	Increase (Decrease) in Cash


                                           1998            1997
Cash flows from operating activities:

  Net income                               $  (71,528)     $  177,029

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

     Depreciation and amortization            774,543         673,182
     Deferred taxes                            13,000              --
     Changes in operating assets
         and liabilities:
         Accounts receivable                  411,851        (698,915)
         Unbilled production costs           (201,374)       (134,661)
         Finished goods inventory              15,905          11,469
         Other current assets                (199,795)       (222,244)
         Other assets                         206,084         (48,743)
         Accounts payable                    (447,534)        172,193
         Deferred income                     (125,738)         10,681
         Other accrued liabilities           (200,103)         14,357
         Accrued payroll and
           related liabilities                 99,358         151,725
Net cash provided by
          operating activities                274,669         106,073

Cash flows from investing activities:
  Capital expenditures                       (743,950)     (1,762,197)

Cash flows from financing activities:
 Borrowings under long-term debt                  923       1,295,000
 Principal payments under debt
        agreements                           (430,000)       (451,808)
 Net borrowings (payments)under
        line-of-credit agreement              840,162         600,000
 Repurchase of capital stock                 (101,750)        (50,000)
Net cash provided by (used in)
      financing activities                    309,335       1,393,192

Effect of exchange rate change on cash         (6,149)          1,195

Net change in cash                           (166,095)       (261,737)
Cash at beginning of year                     244,620         364,094
Cash at end of year                        $   78,525      $  102,357

Supplemental disclosures of cash flow information:
	Cash paid during the period for:
          Interest                         $  260,468      $  212,265
          Income taxes                             --         163,555

See Notes to Unaudited Condensed Consolidated Financial Statements


AUTO-GRAPHICS, INC.
    Form 10-Q

Notes to Unaudited Condensed Consolidated Financial Statements
    September 30, 1998


NOTE 1.	The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 1998, the results of operations and the statement of cash flows for the nine months ended September 30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

	The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

	This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 1997, as amended, and including, without limitation, the financial statements included therein.

NOTE 2.	The Company entered into a stock repurchase agreement in February
1995 with a former employee/officer and current director of the Company, whereby the Company agreed to purchase and retire, over a seven-year period, 156,000 of 171,000 shares of Company stock owned by the individual. In January of 1995, 1996 and 1997, the Company purchased and retired three blocks of 15,600 shares each and, in January 1998, the Company purchased and retired 26,000 shares under the agreement.

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

        Nine Months Ended Sept. 30         1998           1997

        Net income/(Loss)                  $  (71,528)    $   177,029

	Foreign currency
                translation adjustments        (6,149)             --

        Total comprehensive income         $  (77,677)        177,029



AUTO-GRAPHICS, INC.
   Form 10-Q

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations.


FINANCIAL CONDITION

December 31, 1997 to September 30, 1998

	Liquidity and capital resources. Working capital decreased $209,000 through the third quarter of 1998 and long-term debt decreased $430,000 due to the pre-payment of long-term debt in the amount of $375,000 in January of 1998. The average collection period for accounts receivable increased from 66 days at December 31, 1997 to 88 days at September 30, 1998 due to delays in funding several customers. The increases in unbilled production costs and other current assets reflect normal increases in the Company's seasonal activity. Net cash provided by operating activities was approximately $275,000 through the third quarter of 1998 up from $106,000 through the third quarter of 1997 due primarily to the collection of approximately $412,000 in accounts receivable. Capital expenditures were $744,000 through the third quarter of 1998 down from $1,762,000 through the third quarter of 1997, which included the acquisitions in 1997 discussed below.

	The Company has a revolving credit facility with maximum availability of $1,250,000 ($410,000 available at September 30, 1998), secured by accounts receivable and renewed bi-annually in June. Management believes that the current line of credit will again be renewed in June 1999 and should be sufficient to handle the Company's cyclical working capital needs. The Company also maintains a capital line of credit facility with a maximum availability of $3,000,000 ($50,000 available at September 30, 1998) secured by substantially all of the Company's assets which also renews bi-annually in June and management believes that this credit facility will again be renewed in June 1999. Management does not currently believe that increased credit availability will be required to finance planned capital expenditures in 1998, which are estimated at $1,150,000, to be used to upgrade computers, production equipment and for software development. The Company has a term credit facility of $750,000 to fund the 1997 acquisition of the assets of the Library Information Systems division of ISM Information Systems Management Manitoba Corporation. The term note is a three year note with interest only for 24 months followed by a 12 month amortization schedule. The Company retired $375,000 of the balance outstanding in term borrowings in January 1998. The term facility carries an uncompensated guarantee by the Company's principal officer/stockholder. These credit facilities carry no commitment fees or compensatory balance requirements, require that the Company maintain minimum financial ratio covenants and prohibit the payment of cash dividends. As of September 30, 1998, the Company was not in compliance with certain loan covenants and has requested a waiver from the Company's bank in respect thereof.

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

        The Company's capital resources may be used to support working capital requirements, capital investment and possible acquisitions of businesses, products or technologies complementary to the Company's current business. The Company believes that current cash flow from operations and credit facilities will be sufficient to fund its operations in 1998. However, during this period or thereafter, the Company may require additional financing. There can be no assurance that such additional financing will be available on terms favorable to the Company, or at all.

        The Company currently anticipates that annual net sales for 1998 will decline by approximately $0.5 to 0.7 million from 1997 net sales of $10.0 million. A primary reason for the decline in net sales is the current transition by the Company's library customers from CD-ROM to online library information systems, and the resulting difference in short-term revenues and the timing thereof. Accordingly, given its current cost structure, the Company anticipates that it will report a loss for the year 1998 and first quarter of 1999.

    The reduction in sales and income for 1998 is currently not expected to continue through-out 1999. Management believes that the increased revenue attributable to sales of its online family of library information services and systems should be sufficient to more than offset the declining revenues attributable to the Company's CD-ROM based services and systems. The anticipated reduction in sales and income is expected to adversely affect the Company's operating capital position, however, management believes that the Company's cash flow from operations and credit facilities should be adequate to provide for the Company's needs pending improvement in the Company's operating performance.




AUTO-GRAPHICS, INC.
  Form 10-Q


RESULTS OF OPERATIONS

First Nine Months 1998 as Compared to First Nine Months 1997

	Net sales were essentially unchanged at $6.7 million year to date.

	Cost of sales increased $89,000 or 2%.

	Selling, general and administrative expenses increased $232,000 or 11% due to the acquisition of the LIS business in Canada and the inclusion of three months of expense in 1997 compared to nine months of expense in 1998.

	Interest expense/other increased $95,000 or 51%. Net interest expense increased $48,000 as a result of lower interest rates on higher average borrowings in 1998 associated with the acquisition financing. Other expense in 1998 was $47,000 including foreign currency losses of $34,000 versus $25,000 in income in 1997 representing expense reimbursements from other firms.

	Income/(loss) from operations decreased to a loss $130,000 in 1998, down from income of $325,000 in 1997, due to higher costs.

	Net income/(loss) decreased to a $72,000 loss in 1998, down from a $177,000 in net income in 1997. Net income/(loss) per share decreased to a loss of $0.07 in 1998, down from $0.16 in net income per share in 1997.


Third Quarter 1998 as Compared to Third Quarter 1997

	Net sales decreased $846,000 or 30% due to lower US and Canadian library services sales in 1998.

	Cost of sales decreased $526,000 or 29% reflecting lower variable costs associated with lower sales.

	Selling, general and administrative expenses increased $44,000 or 6% for the third quarter of 1998 from the third quarter of 1997.

	Interest expense/other increased $25,000 due to a foreign currency loss caused by the declining value of the Canadian dollar. Net interest expense was essentially unchanged.

	Income/(loss) from operations decreased from income of $136,000 in 1997 to a loss of $252,000 in 1998 due to lower sales.

	Net income/(loss) decreased from income of $73,000 in 1997 to a loss of $139,000 in 1998. Net income/(loss) per share decreased from net income per share of $0.07 in 1997 to a loss per share of $0.13 in 1998.


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

	In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that the Company capitalize certain costs of software developed for internal use once certain criteria are met. The Company does not expect it will have a material effect on its consolidated financial statements.

	In April 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-5, "Accounting for the Costs of Start-up Activities". This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities which under this SOP must now be expensed as incurred. The Company is currently evaluating SOP 98-5, but does not expect it will have a material effect on its consolidated financial statements.

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

Item 1.  Legal Proceedings. None

Item 2.  Changes in Securities.  None

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information - Shareholder Proxy Proposals.

Any shareholder of the Company desiring to have a proposal considered for inclusion in the Company's 1999 proxy solicitation material must, in addition to other applicable requirements, set forth such proposal in writing and file it with the Secretary of the Company on or before January 1, 1999. The Board of Directors of the Company will review any such proposals from shareholders received by that date and will determine whether any such proposals are to be included in the Company's 1999 proxy solicitation materials.

Item 6.  Exhibits and Reports on Form 8-K.

a. The Company filed Form 10-K/A on April 30, 1998 covering exhibits to the Form 10-K report for the year ended December 31, 1997.
These exhibits were separated from the 10-K prior to the filing thereof and were subsequently re-filed during the period covered by this report.

b. The Company filed Form 8-K on August 13, 1998, reporting that the Company's independent accountant, Ernst & Young LLP, had resigned effective August 6, 1998 and would not stand for re-election as the Company's independent accountant for the period ending
December 31, 1998.

c.  Exhibits: None

	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

						AUTO-GRAPHICS, INC.


Date      11/16/98                    ss/  Robert S. Cope
                                           Robert S. Cope, President
                                           and Treasurer


Date      11/16/98                    ss/  Daniel E. Luebben
                                           Daniel E. Luebben, Chief Financial
                                           Officer and Secretary