Form 10-K
period 1998-12-31
AUTO GRAPHICS INC
filed 1999-04-23
CIK 8598

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K


[X]	Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [Fee Required]

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                 to

For the Fiscal Year ended			Commission File Number
   December 31, 1998				  0-4431


AUTO-GRAPHICS, INC.
(Exact name of registrant as specified in its charter)

            California             		             95-2105641
  (State or other jurisdiction of			    (I.R.S. employer
  incorporation or organization)			 identification number)


  3201 Temple Avenue
        Pomona, California         		                91768
       (Address of principal					  (Zip Code)
        executive offices)

Registrant's telephone number:  (909) 595-7204

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

Yes   X    No

The aggregate market value of voting stock held by non-affiliates of the registrant was $662,000 as of March 23, 1999.

The number of shares of the registrant's Common Stock outstanding was 1,064,478 as of March 23, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A for the fiscal year ended December 31, 1998 is incorporated herein by reference in Part III, Items 11-13 of Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year.


PART I

ITEM 1.  BUSINESS

Auto-Graphics, Inc. including its wholly-owed A-G Canada, Ltd. and Datacat, Inc. subsidiaries (the "Company") provides software products and services used to create, organize, manage, and deliver electronic databases and information via the Internet/Web and/or other electronic media such as CD-ROM and via traditional publication media such as print.

Revenue is generated from direct sales, licensing and support of these software products and services through outsourcing contracts to provide hardware, software and other facilities to manage customer Web sites
(Web Hosting), and by using this technology to distribute "content" via the Company's own Web sites.

The Company's products and services are presently sold into three primary customer categories:

	1)	Libraries, especially library consortia requiring systems to create, organize, manage, publish and access large bibliographic and holdings databases of multiple institutions used to implement resource sharing initiatives and services;

	2)	Corporate publishers, primarily manufacturers and
distributors, who publish catalogs and promotional content used in their sales and marketing programs. The Company's capability, and customer's needs, now extends into e-commerce applications as a result of the Company's Internet/Web and database information expertise; and

	3)	Traditional database publishers (encyclopedias, dictionaries and bibles) who use the Company's products and services to manage the editorial process and create valuable content. Internet/Web distribution is a natural extension for these customers.


Products

Impact/CMS (Content Management System) is a modular and expandable editorial system that allows users to create, organize and manage information for multi-purpose publishing. Data structures are SGML/XML and are particularly suited to database applications. The system can be configured from single user to enterprise systems. Editorial control, iteration management and SGML/XML DTD validation are important features of the Company's Impact/CMS product line.

Impact/CMS/Frame incorporates a module including Adobe's Frame+SGML software to provide WYSIWYG graphics and interactive database composition.

Impact/CD is the system used to index, format and output SGML/XML/HTML data for CD-ROM distribution. The user interface is provided in Windows or Web browser formats.

Impact/Web is the system used to build Web sites from SGML and XML data formats. HTML display is created "on the fly" allowing basic data structures to stay intact and providing greater page design flexibility. Customizing modules include e-commerce features providing ordering, credit card purchasing, multi-tier pricing and content scoping controls. These features provide users with capabilities to customize Web sites to individual requirements.


Applications

The Company provides outsourcing services to various types of customers. The Company has been contracted by the State of Texas to create a Web-based system providing library services to approximately 7,000 school libraries. To date, over 3,500 users are already included in this Texas state-wide system. The Company has similar contracts with the States of Kansas, Oklahoma, Tennessee and the Canadian Provinces of British
Columbia and Ontario, and is the announced winning bidder for a state-wide contract with the State of Connecticut. Customers also include regional library organizations in the States of Illinois, New Jersey, Michigan, Ohio, and New Hampshire.

The Company's outsourced Internet/Web database management services presently support approximately 7,500 distinct library sites, enabling library users to access these library services via the Internet from their offices and homes as well as from within the library. This large number of customer/users demonstrates the Company's ability to handle large capacity Internet communications assignments.

The Company has developed a bibliographic database containing over 32 million records together with the holdings of U.S. and most Canadian public and university libraries, and including five million authority records. Through the Company's Internet/Web software, the Company provides bibliographic records for use by its U.S. and Canadian library customers.

In the case of the Company's manufacturing and distribution catalog products, the Company provides services and Internet/Web software to create, maintain and provide access to product databases for these customers. One example is an HVACR-specific product database which is available on an annual site license basis to wholesalers in the HVACR (heating, ventilation, air conditioning and refrigeration) industry.
This HVACR database, combined with the Company's Internet/Web software, provides HVACR wholesalers an ability to quickly and easily put their custom catalog on the Internet. The Company's software flexibility provides customers with the capability of individualizing their Internet catalogs to include features such as custom indexing, multi-tier pricing, customer specific pricing and order entry (e-commerce). From the database which is published on the Internet/Web, the Company's customer also has the ability to publish CD-ROM and print catalogs.

The Company's Web access and Internet connectivity products and services, developed over the last five years for the library and publishing industries, provide the Company with the opportunity to further develop, and package this technology and expertise for use by a much broader category of customers. The Company is now in a position to begin marketing a complete Internet/Web database, information and knowledge management solution for utilization by customers, operated internally or on an outsourced "host" basis by the Company, for use both within the enterprise and outside the enterprise by suppliers, customers and other categories of users for whose benefit the Company's customer wants to provide access to this system.

The Company's product line now allows businesses to create database content electronically, to organize and manage information then deliver it over the Internet and/or via traditional media such as CD-ROM and printed catalogs and other materials. The Company has developed and is refining an SGML "editor" software product for sale to business and other users who want to create, organize, maintain and publish large content database products in multi-media form.

In addition to the Company's Internet/Web database information and knowledge management products and services, the Company will continue to provide ancillary services required by the customers/markets it currently serves. These ancillary services include database entry and database "clean-up", conversion and database loading services. These services enable customers to quickly and easily create an electronic database of information which may then be managed by the customer using the Company's suite of software and services.


Product Development

Core software embraces industry standard data structures, such as XML, SGML, and standards specific to the markets served, such as MARC and Z39.50 in the library industry. These standards afford customers the ability to create, organize, manage and output information/knowledge databases for the benefit of the enterprise and its customers, suppliers and other category of users independent of the media used to publish this data.

Flexibility in the ability to distribute and use information/knowledge by an enterprise is increasingly a primary goal and is the underlying premise of the Company's Internet/Web products and services. All new product development is being written in C++ and runs on Microsoft NT/Intel platforms. The Company is using N-tiered architecture to allow for customer implementation flexibility. Microsoft SQL server provides the database engine for the second generation of the Company's flagship Impact/Online software product family. Development is based on an architecture that will work on multiple computers affording the system the ability to grow as the Company's needs increase.

The Company provides its outsourcing customers a full T-1 and a back-up T-1 data communication line with automatic re-routing to enhance "fail-safe" communication.

Internet connections ("hits") to Web pages maintained by the Company represent important information as to usage/capability. In 1998, this online activity increased [at an average rate of] 133% over 1997. Hits per month reached over 2 million early in 1999, and are expected to double again by the end of the year.


Marketing

Products are distributed to specific markets discretely branded even though the technology may be similarly applied across all markets served. In addition to corporate office marketing staff, the Company maintains a small direct sales force for each of the individual markets (library, publishing and Datacat-HVACR) it currently serves. Marketing activities include public relations, advertising, attendance at industry trade shows, and targeted mail campaigns.

Products sold to the library market are generally sold by response to RFP's (requests for proposals) and, more frequently than not, competitive bidding managed by governmental purchasing departments.
The Company maintains a proposal writing department. Recently, the Company's marketing strategy has included Internet advertising and sale to complement the Company's sales force in the field. Price points for the Company's various products/services are instrumental in determining the type of sales effort deployed by the Company, except that Internet advertising is used in all markets for the Company's products regardless of the price point of the various products/services.

With the introduction by the Company of its Internet-centric line of products, branded advertising has changed somewhat. As indicated above, these Internet/Web products are now branded for a specific market. However, as to the library market the Company continues to market its products and services under the Company name (not by the name of the specific suite of software products and services used by these library customers).

The Company's strategy for its Internet-centric products and services in the future includes the continued introduction of new products/services to the customers and markets the Company currently serves, and to further develop and refine these products for introduction and marketing to customers and markets not currently served by the Company. The Company's strategy for entering new markets in the future will include efforts to utilize strategic relationships with other companies who are already present or are otherwise knowledgeable about these prospective customers/markets.

To be successful in these new products/services, customers and markets, the Company will need to be able to create, finance, develop and implement a new marketing initiative and capability designed to introduce and market its Internet/Web line of products and services to prospective users who are not already familiar with the Company, its products/services and/or their capabilities. The Company must compete successfully with other companies, many of whom will be larger, more established, better financed, more recognized and more experienced in the introduction, development, marketing, sales and service of the same or similar products and services to these targeted new customers/markets in a rapidly changing technological and distribution environment.

Accordingly, there can be no assurances that the Company will be able to launch, sustain and profit in the near or long term from these new products/services, customers and markets initiative. Likewise, no assurances can be given that the Company will be successful in efforts to develop and utilize a strategic alliances strategy to assist in efforts to introduce and market its Internet/Web products and services to a broader range of customers/markets. However, as the market for managing and distributing information and knowledge continues to change, the Company intends, as it has in the past, to be responsive to the changing needs and requirements of customers by offering new products and services representing advances in the information/knowledge industry for the benefit of all concerned.


Competition

The Company was an early entrant into the computerized database composition business and industry, and believes it may have been offering these products and services longer than any of the other companies in competition with the Company today in respect of these products/services to the library and publishing markets. In the library market, the Company competes with numerous companies, such as OCLC Online Computer Library Center, Inc., which are larger with substantially greater resources than are available to the Company and offer a wider variety of products and services for the library industry. Although the Company has been successful to date in securing most of the awarded contracts involving the development and implementation of Internet/Web based "online" bibliographic catalog and interlibrary loan services systems for state-wide, regional or other consortia of libraries, if this category of library products/services business continues to grow, as the Company believes should be the case, increased emphasis on this products/services niche of the library market can be expected to generate increased attention, capability and effort by one or more of the Company's competitors in this now relatively small niche of the library market.

The software and computerized database processing services business for corporate and traditional publishing is highly competitive. There are no definitive market share statistics available. Many competitors are smaller and local in character, but some are larger and national with greater financial resources than the Company. Contracts for computerized database publishing services are awarded according to the results of market pricing, competitive bidding, technical capability, customer relationship and/or past performance.

In seeking to expand its customers/markets in the Internet/Web publishing market, the Company can be expected to face intense competition from existing and future competitors with substantially greater financial, technical, marketing, distribution and other resources than the Company and, therefore, may be able to respond more quickly than the Company can to new challenging opportunities, technologies, standards or customer requirements. The Company will compete with other large, well-known software development and Internet/Web database platform companies that offer a variety of software products. The Company will also compete with a number of medium-sized, small and start-up companies that have introduced or are developing Internet/Web development, management, publishing and e-commerce products. Increasing competition could result in pricing pressures negatively impacting margins available to companies competing in this market and could make it difficult or even impossible for the Company to gain recognition and acceptance of its particular line of these products and services. Of course, it is also possible that companies that are now or in the future may be competing in the broader market where the Company is seeking to compete may determine to enter the Company's traditional markets with adverse impact on the Company as a result of this new competition.

Company Background

The Company was founded In 1950 and incorporated in 1960 in the State of California. Beginning in 1964, the Company was one of the pioneers in computerized typesetting and database composition services for the library and publishing industries. Over the years, the Company has migrated its products and services to the most current technology required to address changing customer needs and requirements. The Company started in print, moved to microfilm/fiche and then to CD-ROM as the media of choice for its products/services, and is now completing the process of adapting its products and services to the prevailing Internet/Web environment. In
1998, revenues attributable to the Company's Internet/Web products and services grew by 33%. In 1999, these revenues will again increase, and should account for over 50% of the Company's total revenues in 1999.

Offices/Employees

The Company's main office is in Pomona, California, in the greater Los Angeles area. The Company's wholly-owned Canadian subsidiary, A-G
Canada, Ltd., is located in Toronto, Canada. Marketing representatives are located in California, Florida, New York, Washington State, Washington
D.C. and Toronto, Canada. There are approximately 100 employees in all locations.


ITEM 2.  PROPERTIES

The Company leases its corporate office and production facilities constituting approximately 29,000 square feet located at 3201 Temple Avenue, Pomona, California 91768. The facility has been custom designed for the Company's purposes, is substantially occupied and should be adequate for the Company's anticipated growth for the foreseeable future. The facility is currently leased to the Company through June 2001 under the second of two five-year renewal options. (See Note 6 of "Notes to Consolidated Financial Statements" and Item 13. "Certain Relationships and Related Transactions").

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Stock quotations.

                            1998             	        1997
                     Bid          Asked    	   Bid          Asked
Price Range	     High    Low   High    Low     High   Low    High   Low

1st Quarter	     2.625  2.625  4.000  3.500    2.250  2.000  3.250 2.375
2nd Quarter	     3.500  2.625  5.625  3.500    2.000  1.625  2.750 2.000
3rd Quarter	     5.500  3.625  7.500  4.000    2.125  1.750  4.500 3.500
4th Quarter	     2.750  2.500  4.000  3.000    2.625  2.500  4.250 2.625

The Company's Common Stock ($.10 par value) is traded in the over-the -counter market under the symbol "AUGR" (Cusip Number 05272510). The stock quotations set forth above, as published by the National Quotation Bureau, Inc., represent the highest and lowest closing bid and asked prices quoted by broker/dealers making a market in the Company's Common Stock. Prices quoted do not include retail markup, markdown or commissions and may not reflect actual transactions in shares of the Company's stock. Quotations for the Company's stock are also reported on the OTC Bulletin Board.

As of December 31, 1998, the number of holders of record of the Company's Common Stock was 214. The Company has never paid a cash dividend and there are no plans to do so in the near future. (See Note 3 of "Notes to Consolidated Financial Statements" for information as to the loan restriction on the payment of cash dividends).

ITEM 6.  SELECTED FINANCIAL DATA

Dollar amounts in thousands except per share data.
(See Note 1 of "Notes to Consolidated Financial
	Statements" under "Other Assets")

                                 Years Ended December 31
                    1998  	 1997  	 1996  	 1995  	 1994
Operating results:
Net sales		$ 9,099	$10,036	$ 9,218	$ 9,559	$9,165
Net income/(loss)	 (1,065)	    212	    236	    194	   158
Earnings /(loss)
	per share	 ( 1.00)	    .19 	    .21	    .16	   .12

At year-end:
Total assets	  7,573	  8,852	  7,132	  6,688	 6,106
Long-term debt	  2,588	  2,911	  2,101	  1,906	 1,696

No cash dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Future Business Trends

Liquidity and Capital Resources

Management believes that liquidity and capital resources will be adequate for operations in 1999. The Company has a revolving credit facility with maximum availability of $1,250,000 ($1,250,000 available at December 31, 1998), secured by accounts receivable, renewable every year. Management believes that the current line of credit will again be renewed in 1999 and is sufficient to handle the Company's cyclical working capital needs. (See
Note 2 of "Notes to Consolidated Financial Statements"). The Company also maintains a capital line of credit facility with a maximum availability of $3,000,000 (fully utilized at December 31, 1998), secured by substantially all of the Company's capital assets, renewable every year. Management believes that this credit facility will again be renewed in 1999. Management believes that increased credit availability may be required to finance planned capital expenditures in 1999 which are estimated at $1,200,000, to be used to upgrade Internet server computers and for software development primarily for the next generation of Impact/ONLINE software required to accommodate the growing number of libraries, and resulting increasing volume of transactions, using the Company's Internet/Web product. The Company is evaluating alternative means of financing this investment, including lease financing for planned computer hardware purchases. The Company obtained an additional credit facility of $750,000 used to fund the 1997 acquisition of the Company's Canadian subsidiary. The term note is a three year note with interest only for 12 months followed by a 24 month amortization schedule. In January 1998, the Company prepaid $375,000 of the term loan. The balance outstanding at December 31, 1998 was $375,000 and the loan is scheduled to be repaid by June of 2000. (See Note 3 of "Notes to Consolidated Financial Statements").

In 1998, cash flow provided by operating activities increased $226,000, to $1,310,000, from $1,084,000 in 1997. Cash flow attributable to non-cash depreciation and amortization was $1,676,000, collection of accounts receivable was $639,000 and additional customer advances (deferred income) was $278,000 in 1998. The average collection days for accounts receivable was unchanged at 66 days in both 1998 and 1997. The substantial decrease in accounts receivable of 28% resulted from the decrease in fourth quarter sales in 1998, down 27% from the prior period. (See Results of Operations below). At December 31, 1999, the Company's principal financial commitments involved the lease of corporate facilities in Pomona, California and Toronto, Ontario.

The Company's principal uses of cash for investing activities, $968,000 in 1998 and $2,141,000 in 1997, were for the continuing development of the Company's Impact/ONLINE software, and for upgrades to the Company's computer equipment (Internet servers) to expand and enhance online service to the Company's current and prospective Internet/Web customers.

Liquidity was adversely affected by the decline in sales in 1998 and resulting net loss of $1,065,000 ($1,462,000 before tax benefit).
(See Results of Operations below).  Working capital at December 31,
1998 was ($459,000) versus $340,000 in 1997. As a result of the loss, the Company was in non-compliance with two financial ratio loan covenants under its bank credit facility in the quarter ending September 30, 1998, and five financial ratio loan covenants for the year ended December 31, 1998. The Company was also in non-compliance with financial ratio loan covenants for the quarter ended March 31, 1999. The Company's bank agreed to waive default rights under the Company's bank loans pertaining to all these financial ratio loan covenant violations through March 31, 1999, and further agreed to reduce and in some cases eliminate these financial ratio loan covenants on a going forward basis. The Company is in the process of re-negotiating terms and conditions of its bank loan agreements to reflect the Company's anticipated results of operations and financial condition in 1999 and beyond. The Company was timely in all payments to the bank in 1998, and anticipates timely payments in 1999. Notwithstanding the substantial 1998 loss, the Company's cash position at December 31, 1998 was $293,000, up $49,000 from the same period in 1997, and the Company was once again able to fully pay its revolving line of credit (maximum $1,250,000) down to zero at December 31, 1998, due in part to increased customer advances attributable to the Company's new Internet/Web products which deposits (deferred revenue) were up $278,000 in 1998 versus 1997.

The Company's capital resources are available for use as working capital, for capital investments and, although less likely for the immediate future, possible acquisitions of businesses, products or technologies complementary to the Company's business. Management believes that cash reserves and cash flow from operations will be sufficient to fund operations in 1999, although the Company believes that the bank may require the Company to seek alternative sources of financing to complement use of bank financing for planned 1999 capital expenditures. The Company believes that it is imperative to continue to invest in Internet/Web capability for the foreseeable future. Accordingly in 1999, and thereafter, the Company may and likely will require additional financing to continue to develop and refine its new Internet/Web line of products and to seek to expand the market for these products. (See "Item 1. Business" herein). There can, however, be no assurance that any additional financing, if and when needed, will be available on terms favorable to the Company, or at all.


Results of Operations

Overall, 1998 consolidated sales revenues were down $936,000 or 9.3% from the prior year. Sales for the first six months of 1998 were up $806,000 or 21% from the same period in 1997. However sales in the second six month period of 1998 were down $1,743,000 or 28% from the same period the prior year. For the year ending December 31, 1998, the Company incurred a net loss of $1,065,000, which was not only a significant loss but was the first time the Company had experienced a loss in the last 23 years (since
1975).  A number of factors contributed to this result.

The loss was due in part to the continued effect on the Company of the Canadian acquisition completed in July of 1997. Sales of the Canadian subsidiary, although additive to the Company's revenues in the last six months of 1997, continued to decline as Canadian customers turned to alternative sources for their bibliographic cataloging services following the acquisition and were slow to commit to the Company's new Internet/Web based library services products. Since the acquisition, annualized sales of the Canadian subsidiary have declined approximately 40%.

Within the first year following the acquisition, customers in Japan deferred several major contract awards to the Company indefinitely due to the deepening recession in that country. Approximately half of the decline in annualized sales revenues was due to the drop in international business from Japan, where all of this business originated. The Company introduced its new cataloging products into the Canadian market, and the decline in sales revenues from Canada has slowed recently and is expected to stabilize in 1999 - - although libraries in both Canada and the United States appear to be seeking cheaper and sometimes even free alternative sources for the high quality bibliographic cataloging records service that the Company's product line has traditionally offered and libraries traditionally preferred. In response to this trend, the Company has modified its selling model from a fee per record based service to a subscription based service entitling customers to quality cataloging record information for a flat fee per year, which appears to be gaining acceptance with customers and ameliorating the "alternative sources" problem somewhat.

Sales revenues from the U.S. library market were down $1 million in 1998 from 1997 and declined in virtually all of the Company's traditional (bibliographic cataloging and print publishing) product and service lines due primarily to lower demand. The drop was exacerbated by the conversion of many of the Company's customers from CD-ROM to the Company's Internet/Web based products which has led to disruptions in the timing of revenue as the Company has transitioned from a fee-for-service business model to a monthly subscription model. Customers who did commit to adopt the Company's new Internet/Web based technology product line cancelled revisions to their CD-ROM catalogs otherwise scheduled for 1998 in order to be able to allocate expenditures to the implementation of the Company's Internet/Web delivery system in 1999. Now that most the CD-ROM customers in both the U.S. and Canada have been converted to the Company's new Internet/Web products, revenue from library services should become more stable and predictable. Sales revenues in the publishing markets were somewhat lower in 1998 from 1997 due primarily to a delay in the completion of a major editor project which, like the transition from CD-ROM to the Internet/Web in the library markets, occasioned a shift in anticipated revenues from one period to a succeeding period.

Gross margins declined approximately $900,000 in 1998 from 1997. Approximately half the decline was due to additional depreciation and amortization expense associated with the acquisition of the Canadian business assets (which transaction did not involve any goodwill). The difference in gross margin also reflects additional depreciation and amortization expense in the amount of $383,000 associated with an adjustment of the useful life of some computer hardware and software assets.

General and administrative expenses were up in 1998 over 1997 by $867,000. As revenues from the Canadian operation continued to decline, management began adjusting the Canadian cost structure, mostly payroll, to reflect decreasing revenue forecasts. There were staff reductions commencing in June and continuing through December 1998, from 19 down to 9 employees in the Company's Toronto office; and the Company plans further reductions and other cost savings steps for implementation in 1999. The combined cost savings measures, primarily employee severance benefits payable under Canadian law, resulted in a nonrecurring charge in 1998 of $318,000, which is reflected under 1998 accrued payroll which exceeded 1997 by $300,000.

Legal expenses were up $243,000 over 1997. The Company challenged the award of a large library contract to a competing bidder based on what the Company believed, and the customer eventually concluded, was inaccurate information supplied by the competing vendor. Although time consuming and expensive, the Company was successful in getting a reversal of the decision. The customer has now announced that the Company is the winning bidder for this important contract which should be signed shortly and provide the Company with substantial revenue over a period of the next several years. Separately, an employee in the Company's Datacat subsidiary, resigned to set-up a competing business using the Company's own proprietary heating, ventilation, air conditioning and refrigeration (HVACR) catalog database. Through extensive negotiations, copyright application proceedings before the United States Patent Office and other action, the Company was able to overcome this problem and the previously departed employee returned the mis-appropriated Company HVACR material, agreed not to compete with the Company in the future and accepted a consulting role with Datacat. Additionally, during 1998 the Company made a substantial effort to investigate the possible acquisition of another company in the library services and information delivery system business. Ultimately, the business was sold by its owner to the management/employees of the subject company. The Company incurred substantial legal and related outside consulting services expenses attributable to this possible acquisition opportunity in 1998. Recruiting fees were also up substantially in 1998 over 1997 as the Company filled several key management and sales positions utilizing the services of outside placement professionals.

Interest expense in 1998 was up $33,000 on higher average borrowings, due to lower sales revenues, offset somewhat by lower interest rates. As a result of the substantial net loss incurred in 1998 of $1,064,622 ($1,461,622 before effect of anticipated tax benefits), the Company recognized a $397,000 tax benefit attributable to the carryback and carryforward provisions of the United States income tax laws. Due to the relatively recent acquisition, and lack of profitability, of the Canadian business, the Company did not recognize the full potential amount of the tax benefit in Canada resulting in an unrecorded net operating loss carryforward (NOL) in the amount of $370,000. See Note 4 of "Notes to Consolidated Financial Statements".

The Company anticipates sales revenues will decline again to the $8.0-$8.5 million range in 1999, resulting in approximately break-even net income, as the transition to the Company's Internet/Web line of products continues and the Company seeks to develop new markets for the information and knowledge management products, originally developed for library and publishing customers, for adoption by expanding categories of customers educated to the capabilities and benefits to be derived from these products.

Some of the Company's products/markets are mature, such as the bibliographic cataloging records business, and are not perceived as growth opportunities and are expected to continue to decline in succeeding years as more and more of this information is available at reduced cost or for free from sources like the Library of Congress and book distributors. Accordingly, costs and expenses attributable to the "traditional" products/markets have been reduced to be more in line with going forward sales forecast. However, further cost and expense reductions in variable product costs, and related fixed costs, will be much more difficult to achieve given the Company's current, largely fixed, cost structure.
Should sales fall short of expected levels in 1999, the Company can be expected to incur further, but more modest, losses. Any further significant losses, however, could be expected to adversely affect the Company's banking relationship and its ability to secure alternative sources of capital.

Information Relating To Forward-Looking Statements

This Report may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Impact of Inflation

Inflation is not anticipated to have a material effect on the Company's business in the near future. Historical dollar accounting does not reflect changing costs of operations, the future cost of expansion and the changing purchasing power of the dollar. Should inflation occur in the future, it can be expected to impact the Company in an adverse manner, as prices cannot be adjusted quickly due to the contract nature of the business, while costs of personnel, materials and other purchases tend to escalate more rapidly.

Foreign Exchange

The functional and reporting currency of the Company is the U.S. dollar, while the functional and reporting currency for A-G Canada Ltd., the Company's wholly-owned Canadian subsidiary, is the Canadian dollar. Accordingly, the Company is now exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and U.S. dollar fluctuates. Since the date of the Company's Canadian acquisition, the Canadian dollar has lost over 10% of its value against the U.S. dollar. More recently, the value of the Canadian dollar has stabilized at approximately U.S.$1.00=Cdn$1.54. Cash foreign currency losses, expressed in terms of U.S. dollars, were approximately $47,000 in 1998 as compared to $12,222 for the six month period in 1997. Further declines in the value of the Canadian dollar against the U.S. dollar will result in additional foreign exchange losses. Other than for sales by A-G Canada in Canada, all other transactions involving the Company are denominated in U.S. dollars. See Note 1 of "Notes to Consolidated Financial Statements".


Year 2000

The Year 2000 issue relates to the ability of computer software programs to recognize the arrival of the Year 2000 because of a common software design feature that describes the current year by only its last two digits. The Company has developed a plan to modify its information technology from a computer hardware and software perspective to be ready for the Year 2000 ("Y2K") and has begun converting critical data processing systems to be Y2K compliant. The Company currently expects the conversion project to be largely complete before the end of 1999. This conversion project is budgeted to cost between $50,000 and $100,000, including internal and external costs but excluding costs to upgrade and replace computer systems in the normal course of business, to ensure that all key systems are ready for the Year 2000.

The Company's main computer systems have been upgraded and are now compliant according to their manufacturers. Many of the Company's personal computers will require a software and in some cases a hardware upgrade or other "fixes" which are underway. Third-party application software is being upgraded where necessary to be Y2K compliant. All new products and services developed and offered by the Company will be Y2K compliant as a matter of corporate policy. Most of the Company's internally developed applications software products have now been tested for compliance, except that it is not economical to upgrade certain of the internally developed software which will be replaced by available third-party software. The Company's management information system software is also being replaced with a third-party software product.

The Company does not currently have any contingency plans to address a systemic failure such as an interruption in power or telephone utility service used by the Company and its customers (and/or their customers). Likewise, the Company has not made provision for alternate site computer and related processing services due to the lack of comparable alternative computer processing alternatives. Should the Company experience an unforeseen Year 2000 problem with one of its products, it is believed that the Company has sufficient internal personnel and other resources to adequately address any this problem. Of course, the actual occurrence of any unforeseen problem, and/or the Company's inability to timely address and resolve problems which the Company can reasonably foresee, could be expected to adversely affect sales revenues in the short to mid-term, increase costs and expenses and could expose the Company to substantial litigation costs and expenses and possible judgments. The Company is unable to determine with any high degree of certainty whether or not the Year 2000 problem will ultimately have any material adverse effect on the Company's business, products, customers, results of operations, financial condition or otherwise.


ITEM 8.  FINANCIAL STATEMENTS

Index to Financial Statements covered by Reports of Independent
  Certified Public Accountants.

										  Page
										Reference

Report of Independent Certified Public Accountants		    11

Report of Independent Auditors 					    12

Consolidated Balance Sheets at December 31, 1998 and 1997	    13

Consolidated Statements of Operations for the years ended	    14
  December 31, 1998, 1997 and 1996

Consolidated Statements of Stockholders' Equity for the	    14
  years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years 		    15
  ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements			    16





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Auto-Graphics, Inc.
Pomona, California

We have audited the accompanying consolidated balance sheet of Auto-Graphics, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-Graphics, Inc. and its subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



BDO SEIDMAN, LLP



Los Angeles, California
March 5, 1999




REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Auto-Graphics, Inc.

We have audited the accompanying consolidated balance sheet of Auto-Graphics, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Auto-
Graphics, Inc. at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





								ERNST & YOUNG LLP



Riverside, California
April 8, 1998


AUTO-GRAPHICS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 1998 and 1997

     ASSETS                              	    1998   	    1997

Current assets:

  Cash						$   292,744	$   244,620
  Accounts receivable, less
    allowance for doubtful accounts
    ($38,000 in 1998 and 1997) 		  1,697,826	  2,365,837
  Unbilled production costs			     86,573	     83,424
  Other current assets				    360,170	    122,416
Total current assets				  2,437,313	  2,816,297

Software, equipment and leasehold
  improvements, net (See Note 1)		  5,016,627	  5,787,301

Other assets					    119,162	    248,349
	$ 7,573,102	$ 8,851,947

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable				$   632,809	$   669,237
  Deferred income	    				    813,113	    536,225
  Accrued payroll and related
    liabilities	    				    578,569	    272,485
  Other accrued liabilities	   		     84,282	    155,383
  Current portion of long-term debt	   	    787,500	    842,500

Total current liabilities			  2,896,273	  2,475,830

Long-term debt, less current portion
  (See Note 3)					  2,587,500	  2,911,573

Deferred taxes based on income (See Note 4)   486,000	    695,000
Total liabilities					  5,969,773	  6,082,403

Commitments and contingencies (see Note 5)

Stockholders' equity:
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,064,478 shares issued and
    outstanding in 1998 and
    1,090,478 shares issued and
    outstanding in 1997				    106,448	    109,048
  Capital in excess of par value		  1,123,899	  1,128,319
  Retained earnings				    375,389	  1,534,741
  Accumulated other comprehensive income	(     2,407)     (2,564)

Total stockholders' equity			  1,603,329	  2,769,544

							$ 7,573,102	$ 8,851,947


See notes to consolidated financial statements.


AUTO-GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 1998, 1997, 1996

					    1998   	    1997   	    1996

Net sales				$ 9,099,198	$10,035,824	$ 9,217,937

Costs and expenses
  Cost of sales 			  6,258,523	  6,264,141	  5,500,527
  Selling, general
and administrative		  3,943,143	  3,076,078	  3,071,226

					 10,201,666	  9,340,219	  8,571,753

Income/(loss) from operations	( 1,102,468)    695,605	    646,184

  Interest expense, net		(   311,797)(   278,591)(   253,258)
  Other income/(expense)	(    47,357)(    12,264)     33,980

Income/(loss) before taxes	( 1,461,622)    404,750	    426,906

  Provision/(benefit)
for taxes				(   397,000)    193,000	    190,000

Net income/(loss)			$(1,064,622)$   211,750	$   236,906

Basic and diluted
earnings per share		$     (1.00)        .19 $       .21

Weighted average
shares outstanding	 	 1,066,645	  1,090,611	  1,109,345


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended December 31, 1998, 1997, 1996


								Accumulated
			  Common Stock    Capital in	other com-
			  			 excess of	prehensive	 Retained
			  Shares    Amount  par value   Income  	 earnings

Balances at
 Jan. 1,1996	 1,130,478$    113,048 	$1,151,092    -	$1,177,662
 Net income		      -	      -   	      -      -	   236,906
 Common stock
  retired		(   21,200)	(    2,120)	(   12,441)	     	(   45,788)
Balances at
 Dec. 31,1996      1,109,278	   110,928	 1,138,651	     - 1,368,780
 Net income	      -   	      -   	      -	      -        211,750
 Common stock
  retired		(   18,800)	(    1,880)	(   10,332)	      (   45,789)
 Foreign Currency
  Translation
  Adjustments            -          -          -   $(   2,564)     -
Balances at
 Dec. 31,1997      1,090,478	   109,048  1,128,319 (   2,564)1,534,741
 Net loss      		-   	      -   	     -	   -	 (1,064,622)
 Common stock
  retired		(   26,000)	(    2,600)	(    4,420)	   -   (   94,730)
 Foreign Currency
  Translation
  Adjustments	      -   	      -   	      -   	    157      -
Balances at
 Dec. 31,1998      1,064,478 $  106,448 $1,123,899 $(   2,407) $ 375,389


See notes to consolidated financial statements.


AUTO-GRAPHICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 1998, 1997, 1996

						   1998   	   1997   	   1996

Cash flows from operating activities:
  Net income				$(1,064,622) $  211,750	   236,906
  Adjustments to reconcile net
    Income/(loss) to net cash
    provided by operating activities:
      Depreciation and amortization	  1,676,056	  1,134,348	 1,048,639
      Deferred taxes			  ( 209,000)     30,061	    71,000
      Changes in operating assets
        and liabilities, net of the
        effect of acquisitions
         Accounts receivable	          937,971    (405,058)    96,940
         Unbilled production costs	(    3,149)	    166,380    101,381
         Other current assets	      (  241,303)	    (39,908)   (19,824)
         Other assets	   	          22,245 	   (284,166)   (26,964)
         Accounts payable	  	(   32,062)	    338,977   (194,375)
         Deferred income 	 	   277,642 	    (99,306)   (45,779)
         Accrued payroll and
           related liabilities	   313,030	      2,275	     3,389
         Other accrued liabilities  (   66,698)	     28,343	    88,454
Net cash provided by
          operating activities	 1,310,110	  1,083,696	 1,359,767

Cash flows from investing activities:
  Capital expenditures			(  173,233)	   (420,676)  (611,840)
  Capitalized software development	(  795,000)	   (750,676)  (775,000)
  Investment in Datacat, Inc.,
    net of cash acquired     	            -   	   (182,175)      -
  Investment in A-G Canada, Ltd.	      -   	   (787,095)      -
        Net cash used in investing	(  968,233)	( 2,140,622)( 1,386,840)

Cash flows from financing activities:
  Borrowings under long-term debt	   650,927	  1,603,016	    900,000
  Borrowings under life insurance	   150,278	       -   	       -
  Principal payments under debt
    agreements			   	(1,030,000)	   (605,000)   (555,000)
  Repurchase of capital stock	        (101,750)	    (58,000)    (60,351)
    Net cash provided by (used in)
      financing activities		(  330,545)	    940,016	    284,649
Net increase(decrease) in cash	    11,332	   (116,910)    257,576

  Foreign currency effect on cash	    36,792	     (2,564)       -

Cash at beginning of year		   244,620	    364,094	    106,518
Cash at end of year			$  292,744	$   244,620	$   364,094


See notes to consolidated financial statements.


AUTO-GRAPHICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1998, 1997 and 1996

1.	Summary of significant accounting policies.

	Description of Business

Auto-Graphics, Inc. including its wholly-owed A-G Canada, Ltd. and Datacat, Inc. subsidiaries (the "Company") provides software products and services used to create, organize, manage, and deliver electronic databases and information via the Internet/Web and/or other electronic media such as CD-ROM and via traditional publication media such as print.

	Basis of Presentation

The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

	Revenue Recognition

Revenues are recognized as services are rendered monthly or when finished goods are shipped to customers. Certain future software support costs are accrued in accordance with American Institute of Certified Public Accountant's Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9.

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

	Foreign Currency Translation

The functional and reporting currency for operations located in Canada is the Canadian dollar. Consequently, assets and liabilities must be translated into U.S. dollars using current exchange rates and the effects of the foreign currency translation adjustments are accumulated and included as a component of stockholders' equity. As of December 31, 1998, the accumulated foreign currency translation adjustments were not material and the net foreign exchange transaction losses for 1998 were $47,357 and $12,222 in 1997. All other Company transactions are currently denominated in U.S. dollars.

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

	Software, Equipment and Leasehold Improvements

Software, equipment and leasehold improvements are recorded at historical cost. Software, equipment, furniture, fixtures and leasehold improvements at December 31, 1998 and 1997 consist of the following:

							   1998   	   1997

	Computer software and database	$7,575,129	$7,602,243
	Equipment					 3,015,946	 3,568,573
	Furniture and fixtures			   534,134	   535,706
	Leasehold improvements			   273,973	   276,100
							11,399,182	11,982,622
	Less accumulated depreciation
	  and amortization			 6,382,555	 6,195,321
							$5,016,627	$5,787,301

	Capitalized Acquisition Costs

Certain legal and accounting costs associated with several asset acquisitions in 1997 have been capitalized as asset acquisition costs And will be amortized over a five year period.

	Depreciation and Amortization

Depreciation: Depreciation is based on the straight-line method over the estimated useful life of the asset and commences in the year the asset is placed in and/or is available for service or sale using the half-year convention method.

Amortization: Certain costs incurred related to the development and purchase of computer software are capitalized and amortized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." Amortization is based on the straight-line method and commences in the first year of product availability. Unamortized computer software was approximately $3,695,000 in 1998, $3,734,000 in 1997, and $2,502,000 in 1996. Amortization of computer software was approximately $798,000 in 1998, $579,000 in 1997, and
$501,000 in 1996.

The following estimated useful lives are generally observed for the respective asset categories:

	Equipment            	- 5 years
	Computer software
	and databases 		- 7 years
	Furniture and fixtures	- 5 to 10 years
	Leasehold improvements	- the lesser of 5 to 15 years
						or the lease term

Depreciation and amortization was $1,676,000 in 1998, $1,134,000 in 1997, and $1,049,000 in 1996.

	Other Assets

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

The Company formed a wholly-owned Canadian subsidiary, A-G Canada Ltd., for purposes of acquiring and operating the LIS business located in Etobicoke, Ontario near Toronto. Financial information for A-G Canada Ltd. for the six months ending December 31, 1997 and twelve months ending December 31, 1998 has been included in the accompanying consolidated financial statements.

	Investment in Datacat, Inc.

In 1990, the Company acquired a 50% interest in Datacat, Inc.
Datacat was formed to market a new technology developed by the Company for the production of parts catalogs for the wholesale heating, ventilation, air conditioning, and refrigeration (HVACR) industry. The investment has been accounted for using the equity method. As of October 2, 1997, the Company acquired the remaining 50% interest in Datacat, which it did not already own. The Company invested $200,000 in Datacat. The accompanying consolidated financial statements include financial information for Datacat for the three month period ending December 31, 1997 and twelve months ending December 31, 1998.

	Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share", which is effective for interim and annual periods ending after December 15, 1997. The Company adopted the standard as of December 31, 1997. The standard requires the Company to present basic earnings per share and diluted earnings per share if applicable, using a revised methodology and requires restatement of prior earnings per share data presented. Basic earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of common stock outstanding during the year. Contingently issuable shares granted under the Company's 1997 Non-Qualified Stock Option Plan have been excluded from per share calculations because all necessary conditions for exercise of said options have not been satisfied as of December 31, 1998. (See Note 7 of "Notes to Consolidated Financial Statements").

	Comprehensive Income

Effective January 1, 1998, the Company adopted Statement of
Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in interim and annual financial statements. Comprehensive income is defined as the change in the equity (net assets) of an entity during a period from transactions, events and circumstances excluding all transactions involving investments by or distributions to the owners. Total comprehensive income for the Company for the years ending December 31, 1998 and 1997 is as follows:

				    1998   	    1997   	    1996

Net income/(loss)		$(1,064,622)    $   211,750	$   236,906

Foreign currency translation
 Adjustments		        157	         (2,564)         -

Total comprehensive
 income/(loss)		$(1,064,465)    $   209,186  $     236,906


	Supplemental Disclosure of Cash Flow Information

The Company paid interest in the amount of $326,294 in 1998, $290,937 in 1997 and $253,258 in 1996. The Company paid income taxes in the amount of $59,609 in 1998, $182,682 in 1997 and $21,691 in 1996.

	Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation." As permitted by this statement, the Company has continued to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the employee stock option plan. (See
Note 7 of Notes to the Consolidated Financial Statements).

	Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The FAS is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in fiscal year ending December 31, 1998. The statement establishes standards for reporting of information about operating segments in interim and annual financial statements.

The Company provides various standard and custom database management products and services to its customers, who are publishers of information in various forms such as print, CD-ROM and Internet/Web. Geographically, the Company provides these same database management products and services to customers in both the US and Canada as its primary markets. The Company is managed and financial results reported as a single operating unit (or profit center), which is managed by a Chief Executive Officer and a Chief Operating Officer. The Company and its subsidiaries are managed by a single organization which is organized by functional discipline, such as Operations, Sales, Marketing, Finance, and Software Development each headed by a manager who reports to the CEO or COO. The Company is, therefore, a single "operating segment" according to the definition of the above referenced standard.

The following table summarizes results of operations and total assets presented on the basis of GAAP (generally accepted accounting principles) accounting for the years ending December 31, 1998, 1997 and 1996.

					    1998   	    1997   	    1996

Geographic areas
	Net sales
	United States		$ 6,967,453	$ 7,856,245 $  8,518,490
		Foreign-Canada	  1,924,660	  1,648,535      699,447
		Foreign-Japan/Other   207,085	    531,044         -
	Long-lived assets, net
		United States	  4,796,917	  5,468,218    4,425,522
		Foreign-Canada	    219,710	    319,083         -

No single customer represents more than 10% of net sales. Management believes that the loss of any single customer or vendor would not have a material adverse effect on the business of the Company.

	Pending Pronouncements

In March 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that the Company continue to capitalize certain costs of software developed for internal use once certain criteria are met. The Company does not expect this SOP will have a material effect on the Company's financial position or results of operations.

In February 1998, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 132, "Employer's
Disclosures about Pensions and Other Post Retirement Benefits," which is effective for fiscal years beginning after December 31, 1997. The Company does not expect this FAS will have a material effect on the Company's financial position or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities which under this SOP must be expensed as incurred. The Company does not expect this SOP will have a material effect on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. The Company plans to adopt the statement in the fiscal year ending December 31, 2000. The statement establishes standards for accounting for derivatives and hedging instruments (of which the Company currently has none) and therefore the Company does not expect this FAS will have a material effect on the Company's financial position or results of operations.

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for the first fiscal quarter beginning after December 31, 1998. The Company does not expect this FAS will have a material effect on the Company's financial position or results of operations.

In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company does not expect this FAS will have a material effect on the Company's financial position or results of operations.

	Reclassification

Certain amounts reported in 1997 and 1996 have been reclassified to conform to the 1998 consolidated financial statement presentation.

2.	Note Payable to Bank.

The Company has a revolving credit agreement under which borrowings are secured by accounts receivable whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,250,000 ($1,250,000 available at December 31, 1998 and 1997) with interest at the bank prime rate (7.75% at December 31, 1998). The credit facility is renewable annually with the next renewal in June 1999. Among other requirements, the revolving line of credit requires the Company to maintain minimum financial covenant ratios, and restricts the payment of cash dividends. There are no compensating balance requirements, material commitment fees or note guarantors. For the quarter ending September 30, 1998 and the year ending December 31, 1998, the Company was not in compliance with certain loan covenant financial ratios. For the quarter ending March 31, 1999, the Company also expects to be in non-compliance with its loan covenants. The Company's bank has agreed to waive these loan covenant violations and has amended the credit agreement with less restrictive covenants for the balance of the loan term.

3.	Long-term Debt.

Long-term debt at December 31, 1998 and 1997 consists of the following:

							    1998  	    1997

Capital line of credit due in monthly
installments of $50,000 plus interest
at the bank prime rate (7.75% at
December 31, 1998) through 2003;
secured by software, equipment, and
leasehold improvements with a net
book value of approximately $5,017,000
at December 31, 1998.				$3,000,000	$2,949,073

Term note with interest only at bank prime
(7.75% at December 31, 1998) through
June 30, 1999, and 12 monthly install-
ments of $31,250 plus interest at bank
prime rate through June 30, 2000.		   375,000	   750,000

Note payable to stockholder due in annual
installments of $55,000 plus interest at
5.5% per annum.					      -   	    55,000

			Total long-term debt	 3,375,000	 3,754,073

	`		Less current portion	   787,500	   842,500

			Long-term portion 	$2,587,500	$2,911,573

Maturities of Long-Term Debt due after one year are: 1999--$787,500; 2000--$600,000; 2001--$600,000; and 2002--$600,000.

The capital line of credit at December 31, 1998 provides for maximum borrowings of $3,000,000 for the purchase of equipment and software, and financing of up to $1,000,000 annually in internal software development costs. The capital line of credit is subject to renewal annually with the next renewal in June 1999. This agreement contains the same loan covenants as the revolving line of credit. (See Note 2 of Notes to the Consolidated Financial Statements). There are no commitment fees, compensating balance requirements or note guarantors. For the quarter ending September 30, 1998 and the year ending December 31, 1998, the Company was not in compliance with certain loan covenant financial ratios. For the quarter ending March 31, 1999, the Company also expects to be in non-compliance with its loan covenants. The Company's bank has agreed to waive these loan covenant violations and has amended the credit agreement with less restrictive covenants for the balance of the loan term.

The term note provided financing of $750,000 for the acquisition of the LIS division of ISM Information Systems Management Manitoba Corporation in July 1997. Terms of the note include interest at bank prime rate with interest only for 12 months followed by a 24 month amortization of the balance. The note carries an uncompensated guarantee by an officer/stockholder of the Company. In January 1998, the Company prepaid $375,000 of the term debt financing.

In June 1995, the Company entered into a stock repurchase agreement with a former director of the Company, whereby the Company agreed to purchase and retire, in 1995, 115,000 of 141,000 shares of Company stock owned by the stockholder. The total transaction cost of $230,000 is being paid in four annual installments beginning in 1995 and ending in 1998 plus interest of 5.5% per annum ($65,000 paid in June 1995, and $55,000 was paid in June 1996, 1997 and 1998).

4.	Taxes Based on Income.

The provision /(benefit) for taxes based on income is composed of the following for the years ended December 31:
						   1998  	   1997  	   1996

Current taxes based on income
	Federal				$(188,000)	$  63,000	$  69,000
	State					 ( 35,000)	   47,000	   43,000
	Foreign				     -   	   42,000	     -

						 (223,000)	  152,000	  112,000

Deferred taxes based on income
	Federal				( 147,000)	   55,000	   78,000
	State					(  27,000)	(  14,000)	     -
	Foreign				     -   	     -   	     -
						( 174,000)	   41,000	   78,000

						$(397,000)	$ 193,000	$ 190,000

A reconciliation of the provision for taxes based on income follows for the years ended December 31:
						   1998  	   1997  	   1996

Statutory U.S. federal income tax	$(497,000)	$ 137,600	$ 145,200
Adjustments for foreign tax rates	 ( 55,000)	   11,800	     -
Valuation Allowance			  254,000	     -   	     -
State tax, net of federal benefit	 ( 77,000)	   21,800	   28,500
Other						 ( 22,000)	   21,800	   16,300

						$(397,000)	$ 193,000	$ 190,000

The statutory U.S. federal income tax rate was 34% in 1998, 1997 and
1996.  The deferred tax assets and liabilities are composed of the following at December 31:
						   1998  	   1997  	   1996
Deferred tax liabilities:
  Tax over book amortization and
    depreciation				$ 729,000	$ 695,000	$ 665,000
  State taxes				   28,000	     -   	     -

Total deferred tax liabilities	  757,000	  695,000	  665,000

Deferred tax assets:
  Net Operating Loss			  463,000	     -   	     -
  Bad debts/accrued vacation/other	   62,000	   57,000	   54,000
	  State taxes			     -   	   11,000	   15,000

	Total deferred tax assets	  525,000	   68,000	   69,000

	Valuation allowance		( 254,000)	     -   	      -

	Net deferred tax assets		  271,000	   68,000	    69,000

	Net deferred tax liability	$ 486,000	$ 627,000	$  596,000

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The valuation allowance at December 31, 1998 reflects an unrecognized foreign tax loss carryforward. At December 31, 1998, the Company has available federal, state and Canadian net operating loss carryforwards of approximately $462,000, $886,000 and $569,000, respectively, for income tax purposes. These net operating loss carryforwards expire in 2018 for federal taxes, 2005 for state and for foreign taxes.

5.	Commitments and Contingencies.

The Company incurred total facilities and equipment lease and rental expense of approximately $415,000 in 1998, $509,000 in 1997 and $474,000 in 1996. The Company is obligated under certain noncancellable operating leases for office facilities and equipment.

Approximate minimum lease commitments as of December 31, 1998 are as follows:

			Years ended 	 Operating
			December 31		   Leases

				1999		$   415,000
				2000		    383,000
				2001		    351,000
	Total minimum lease payments	$ 1,149,000

6.	Related Party Transactions.

The Company leases its corporate office and production facility from a limited partnership owned by two principal directors/stockholders of the Company payable at $29,260 per month (plus expenses and applicable increases based on the consumer price index) through June 2001 under the second of two five-year renewal options. The five-year lease with options, which was entered into in June 1986, was approved and authorized by the independent members of the Company's Board of Directors.

The Company entered into a stock repurchase agreement in February 1995, with a former employee/officer of the Company, whereby the Company agreed to purchase and retire, over a seven year period, 156,000 of 171,000 shares of Company stock owned by the individual. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January 1998, the Company purchased and retired a block of 26,000 shares, and in each January 1997 and 1996, the Company purchased and retired a block of 15,600 shares, in accordance with the above referenced agreement, at the then current fair market value of the stock.

7.	Stockholders' Equity.

1997 Non-Qualified Stock Option Plan

The Company adopted and implemented a 1997 Non-Qualified Stock
Option Plan effective December 31, 1997. The plan is a non-qualified plan covering only senior executives and related persons. The plan consists of 100,000 shares of the Company's authorized but unissued common stock. At the inception of the plan, the Company granted options to four persons under the plan whereby they may purchase up to a total of 47,500 shares over the next five years at a price per share of $1.65. The recipient's right to exercise such options and acquire the stock is conditioned upon further employment with the Company and on the market trading price of the Company's stock rising to a minimum of $6.50 per share. Shares actually sold and issued pursuant to the plan will be restricted stock requiring that such stock be held by the recipients for a minimum period of one year following purchase before they are eligible to sell such stock in the public market. As of December 31, 1998 no options were exercisable. Following such initial option grant, 52,500 shares remain eligible for future grants under the plan.

8.	Defined Benefit Plan

The Company sponsors a defined contribution plan qualified under
Section 401(k) of the Internal Revenue Code for the benefit of its U.S. based employees. All full time employees are eligible to participate beginning in January or June of each year following a 90 day waiting period. The Company pays the administrative expenses of the plan. Annually, the Company may, at its sole discretion, award an amount out of the profits of the Company as a match against employee contributions to the 401(k) plan. The Company contribution was approximately $25,000 in 1998, $24,000 in 1997 and $19,000 in 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 6, 1998, the Company was notified by Ernst & Young, LLP that such firm would not stand for re-election for the fiscal year ending December 31, 1998 and also tendered its resignation as the Company's independent auditors.

A. Pursuant to Item 304(a)(1) of Regulation S-K, the Company reports the following specific information:

(i) On August 7, 1998, the Company received written notification from Ernst & Young, LLP dated August 6, 1998 that such firm would not stand for re-election for the fiscal year ending December 31, 1998 and was tendering its resignation as the Company's independent auditors.

(ii) The reports of Ernst & Young, LLP on the Company's financial statements for each of the past two years were unqualified and contained no adverse opinion or disclaimer of opinion and no such report was qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii) The Company's Board of Directors have accepted the resignation of Ernst & Young, LLP as the Company's independent auditors.

(iv) There were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, between the Company and its independent auditors during the Company's two most recent fiscal years or subsequent thereto.

(v) No event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K has occurred.

B. No event requiring disclosure under Item 304(a)(2) of Regulation S-K has occurred.

On December 28, 1998, the Company engaged the services of BDO Seidman, LLP as its principal accountant to audit the Company's consolidated balance sheet as of December 31, 1998 and the related statements of operations, stockholder's equity, and cash flows for the fiscal year ending December 31, 1998. The engagement was approved by the Company's Board of Directors.

Prior to the engagement of BDO Seidman, LLP, the Company did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. The Company also did not consult with BDO Seidman, LLP regarding the type of audit opinion which might be rendered on the Company's financial statements and no written or oral report was provided by BDO Seidman, LLP.

The Company has provided BDO Seidman, LLP with a copy of the disclosures contained herein, and such firm has indicated that no letter will be provided containing any new information, clarification of the Company's expression of its views, or the respects in which such firm does not agree with the statements made by the Company in response to Item 304(a). No other event requiring disclosure under Item 304(a)(2) of Regulation S-K has occurred.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of, and the positions and offices within the Company presently held by, all directors and officers of the Company:

      Name      	Age	                    Position

Robert S. Cope     63	Director, President and Treasurer.

				Has served in these capacities for
				more than ten years.

Robert H. Bretz    55	Director and Assistant Secretary.

				Attorney who has acted as the Company's
				outside general legal counsel for more
				than ten years.

William J. Kliss	 51	Chief Operating Officer.

				Has served the Company in this capacity
				for three years. Prior to this position, Mr. Kliss served as the Company's Vice President and General Manager of Library Services for two years. Mr. Kliss formerly served as Vice President of Operations at Scan-Optics, Inc. for fifteen years prior to his employment with the Company.

Daniel E. Luebben	 50	Chief Financial Officer and Secretary.

				Has served in these capacities for three years. Prior to these positions, Mr. Luebben served as the Company's Vice President, Operations and Controller for the past six years. Mr. Luebben formerly served as Controller of Ultrasystems Defense, Inc. for two years prior to his employment with the Company.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
K

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

10.15 Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

10.16 First Amendment to Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated June 23, 1997.

10.17 Second Amendment to Credit Agreement between Wells Fargo and Auto-Graphics, Inc. dated October 31, 1997.

10.18 Revolving Line of Credit Note (Working Capital) between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

10.19 Revolving Line of Credit Note (Capital Equipment) between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

10.20 Term Note between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

10.21 Continuing Security Agreement Rights to Payment and Inventory between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997.

10.22	Security Agreement Equipment between Wells Fargo Bank and Auto-
Graphics, Inc. dated May 12, 1997.

10.23	Guaranty between Wells Fargo Bank and Robert S. Cope dated May 12,
1997.

10.24	Settlement Agreement and Mutual Release between Diversified
Printing & Publishing Services, Inc., Gannam/Kubat Publishing, Inc. Nasib Gannam, and T. Ron Kahraman, and Datacat, Inc., Auto-Graphics, Inc. and Robert S. Cope dated September 30, 1997.

10.25	1997 Non-Qualified Stock Option Plan dated December 31, 1997.

10.26	Third Amendment to Credit Agreement between Wells Fargo Bank and
Auto-Graphics, Inc. dated June 1, 1998.

10.27	Term Note between Wells Fargo Bank and Auto-Graphics, Inc.
dated June 1, 1998.

10.28	Fourth Amendment to Credit Agreement between Wells Fargo Bank and
Auto-Graphics, Inc. dated September 15, 1998.

10.29	Fifth Amendment to Credit Agreement between Wells Fargo Bank and
Auto-Graphics, Inc. dated December 24, 1998.

(b)	The Company has filed a Report on Form 8-K dated December 28, 1998 reporting the engagement of BDO Seidman, LLP as its independent certified public accountant.

(c)	The following document is filed herewith for information purposes, but is not part of this Annual Report, except as otherwise indicated:
None.

(d)	None.


	SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							AUTO-GRAPHICS, INC.
		(Registrant)



Date:  4/20/99                          	By  ss/  Robert S. Cope
Robert S. Cope, President,
Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.



Date:  4/20/99                          	By  ss/  Robert S. Cope
Robert S. Cope, President,
Treasurer and Director



Date:  4/20/99                      	By  ss/  Daniel E. Luebben
Daniel E. Luebben, Secretary
and Chief Financial Officer


Date:  4/20/99                      	By  ss/  Robert H. Bretz
Robert H. Bretz, Director
