Form 10-Q
period 1999-03-31
AUTO GRAPHICS INC
filed 1999-05-17
CIK 8598

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended

           March 31, 1999                    Commission File Number 0-4431


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


                             Yes  X         No


Total Shares Outstanding:

                           Common Stock:  1,043,678



                              AUTO-GRAPHICS, INC.

                                  Form 10-Q

                                March 31, 1999

                              TABLE OF CONTENTS


          Unaudited Condensed Consolidated
            Statements of Operations..........................1

          Unaudited Consolidated Balance Sheets...............2

          Unaudited Consolidated
            Statements of Cash Flows..........................3

          Notes to the Unaudited Consolidated
            Financial Statements..............................4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................7

          Part II.  Other Information........................10



                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                      PART I -- FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Unaudited Condensed Consolidated Statements of Operations

                     For the Three Months Ended March 31



                                                   1999            1998


Net sales                                       $1,982,030      $2,393,935

Costs and expenses:
  Cost of sales                                  1,196,732       1,430,440
  Selling, general & administrative                694,553         777,130

  Total costs and expenses                       1,891,285       2,207,570

Income from operations                              90,745         186,365

  Interest/other                                    73,293          94,904

Income before taxes                                 17,452          91,461

Provision for taxes
  based on income (See Note 5)                        -             41,000

Net income                                          17,452          50,461

  Foreign Currency
           Translation Adjustments                    -                (40)

Total comprehensive income (See Note 3)         $   17,452      $   50,421


Basic earnings per share                        $      .02      $      .05


Shares outstanding                               1,043,678       1,064,478


          See Notes to Unaudited Consolidated Financial Statements



                             AUTO-GRAPHICS, INC.
                                 Form 10-Q

                     Unaudited Consolidated Balance Sheets

                     March 31, 1999 and December 31, 1998

          ASSETS                                 1999            1998
Current assets:

  Cash                                       $   214,426     $   292,744
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1999 and 1998)                             1,470,988       1,697,826
  Unbilled production costs                      121,121          86,573
  Other current assets                           373,867         360,170

Total current assets                           2,180,402       2,437,313

Software, equipment and leasehold
  improvements, net                            4,911,637       5,016,627

Other assets                                     118,303         119,162

                                             $ 7,210,342     $ 7,573,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                           $   345,323     $   632,809
  Deferred income                                838,559         813,113
  Other accrued liabilities                       50,937          84,282
  Accrued payroll and related
    Liabilities                                  540,958         578,569
  Current portion of long-term debt              881,250         787,500

Total current liabilities                      2,657,027       2,896,273

Long-term debt, less current portion           2,493,750       2,587,500

Deferred taxes based on income                   486,000         486,000

Total liabilities                              5,636,777       5,969,773

Stockholders' equity:
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,043,678 shares issued and
    outstanding in 1999 and
    1,064,478 shares issued and
    outstanding in 1998 (See Note 2)             104,368         106,448
  Capital in excess of par value               1,120,363       1,123,899
  Retained earnings                              351,241         375,389
  Other comprehensive income                 (     2,407)    (     2,407)

Total stockholders' equity                     1,573,565       1,603,329

                                             $ 7,210,342     $ 7,573,102

              See Notes to Unaudited Consolidated Financial Statements



                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                            Unaudited Consolidated
                           Statements of Cash Flows

                      For the Three Months Ended March 31
                          Increase (Decrease) in Cash

                                                   1999            1998
Cash flows from operating activities:

  Net income                                    $   17,452      $   50,461

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

  Depreciation and amortization                    323,147         302,177
  Deferred taxes                                      -               -
     Changes in operating assets
         and liabilities:
         Accounts receivable                       226,838         510,169
         Unbilled production costs                 (34,548)       (133,664)
         Other current assets                      (13,697)       (158,647)
         Other assets                                 -             50,301
         Accounts payable                         (287,486)       (132,294)
         Deferred income                            25,446          12,631
         Other accrued liabilities                 (33,344)        (27,674)
         Accrued payroll and
           related liabilities                     (37,611)         96,092
Net cash provided by
      operating activities                         186,197         569,552

Cash flows from investing activities:
  Capital expenditures                            (217,299)       (351,547)

Cash flows from financing activities:
  Borrowings under long-term debt                  150,000         389,571
  Principal payments under debt
      Agreements                                  (150,000)       (525,000)
  Repurchase of capital stock                      (47,216)       (101,750)
Cash provided by (used in)
      financing activities                         (47,216)       (237,179)

Net increase in cash                               (78,318)        (19,174)

      Foreign currency effect on cash                 -                (40)

Cash at beginning of year                          292,744         244,620

Cash at end of period                           $  214,426      $  225,406

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
        Interest                                $   73,885      $   93,461
        Income taxes                                 9,043         105,000


           See Notes to Unaudited Consolidated Financial Statements.



                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                                   Notes to
                  Unaudited Consolidated Financial Statements

                               March 31, 1999

NOTE 1. The unaudited consolidated financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at March 31, 1999, the results of operations and the statement of cash flows for the three months ended March 31, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K, for the period ending December 31, 1998 including, without limitation, the financial statements and notes therein.

NOTE 2. The Company entered into a stock repurchase agreement in February 1995, with a former employee/officer/director of the Company, whereby the Company agreed to purchase and retire, over a seven year period, 156,000 of 171,000 shares of Company stock owned by the individual. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January of 1995, 1996 and 1997, the Company purchased and retired three blocks of 15,600 shares each. In January 1998 and 1999, the Company purchased and retired 26,000 and 20,800 shares, respectively, in accordance with the above referenced agreement.



                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                                   Notes to
                  Unaudited Consolidated Financial Statements

                               March 31, 1999

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

Note 4. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The
FAS is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in fiscal year ending December 31, 1998. The statement establishes standards for reporting of information about operating segments in interim and annual financial statements.

The following table summarizes sales and total assets presented on the basis of GAAP (generally accepted accounting principles) accounting for the quarters ending March 31, 1999, and 1998.

                                           1999            1998

Geographic areas
    Net sales
         United States                $ 1,484,270    $ 1,611,557
         Foreign - Canada                 493,668        641,631
         Foreign - Japan/Other              4,092        140,747
    Long-lived assets, net
         United States                  4,709,181      5,427,458
         Foreign - Canada                 202,456        210,897

Note 5. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
At December 31, 1998, the Company has available federal, state and Canadian net operating loss carry-forwards of approximately $462,000, $886,000 and $569,000, respectively, for income tax purposes. These net operating loss carry-forwards expire in 2018 for federal taxes, 2005 for state and for foreign taxes.



                             AUTO-GRAPHICS, INC.
                                 Form 10-Q

                                 Notes to
                  Unaudited Consolidated Financial Statements

                               March 31, 1999

Note 6.  Pending Pronouncements

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



                             AUTO-GRAPHICS, INC.
                                  Form 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

December 31, 1998 to March 31, 1999

         Liquidity and capital resources. Working capital decreased $18,000. Long-term debt was unchanged. Accounts receivable declined $227,000 due to lower first quarter sales. The average collection period for accounts receivable increased from 66 days at December 31, 1998 to 69 days at March 31, 1999. Net cash provided by operations decreased approximately $384,000 to $186,000 in the first quarter of 1999 from $570,000 in the first quarter of 1998 due primarily to lower collection of accounts receivable of approximately $227,000 and higher payment of accounts payable of approximately $288,000. Capital expenditures decreased to $217,000 in the first quarter of 1999 from $352,000 in the first quarter of 1998.

         Management believes that liquidity and capital resources will be adequate for operations in 1999. The Company has a revolving credit facility with maximum availability of $1,250,000 ($1,250,000 available at March 31, 1999), secured by accounts receivable, and renewable annually. Management believes that the current line of credit will again be renewed in 1999 and is sufficient to handle the Company's cyclical working capital needs. The Company also maintains a capital line of credit facility with a maximum availability of $3,000,000 (fully utilized at March 31, 1999), secured by substantially all of the Company's capital assets, and renewable annually. Management believes that this credit facility will again be renewed in 1999. Management believes that increased credit availability may be required to finance planned capital expenditures in 1999 which are estimated at $1,200,000, to be used to upgrade Internet server computers and for software development primarily for the next generation of Impact/ONLINE software required to accommodate the growing number of libraries, and resulting increasing volume of transactions, using the Company's Internet/Web product. The Company is evaluating alternative means of financing this investment, including lease financing for planned computer hardware purchases. The Company obtained an additional credit facility of $750,000 used to fund the 1997 acquisition of the Company's Canadian subsidiary. The term note is a three year note with interest only for 12 months followed by a 24 month amortization schedule. In January 1998, the Company prepaid $375,000 of the term loan.
 The balance outstanding at March 31, 1999 was $375,000 and the loan is scheduled to be repaid by June of 2000. The term facility carries an uncompensated guarantee by an officer/stockholder of the Company. These credit facilities carry no commitment fees or compensatory balance requirements, and require that the Company maintain minimum financial ratio covenants.

         The Company was in non-compliance with certain financial ratio loan covenants under its bank credit facility in the quarters ending September 30, 1998, December 31, 1998 and March 31, 1999. The Company's bank has agreed to waive its default rights under the Company's bank loan



                             AUTO-GRAPHICS, INC.
                                  Form 10-Q


agreements pertaining to all these financial ratio loan covenant violations through March 31, 1999, and implement less restrictive financial ratio loan covenants on a going forward basis. The Company is in the process of re-negotiating terms and conditions of its bank loan agreements to reflect the Company's anticipated results of operations and financial condition in 1999 and beyond. The Company was timely in all payments to the bank in 1998, and anticipates timely payments in 1999.

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



                             AUTO-GRAPHICS, INC.
                                  Form 10-Q


RESULTS OF OPERATIONS

First Quarter 1999 as Compared to First Quarter 1998

         Net sales decreased $412,000 or 17% from 1998 to $1,982,000 in 1999 due to lower demand primarily in the Company's traditional business lines, such as bibliographic cataloging, and computerized typesetting, and also the loss of sales from the Company's international business from Japan, as a result of that country's continuing recession. The Company's new Internet/Web based products such as HVACRCat(TM) and MSDSCat(TM) should begin to contribute sales later in 1999.

         Cost of sales decreased $234,000 or 16% corresponding to the decline in sales. Gross margins were unchanged at about 40% in 1999 and 1998.

         Selling, general and administrative expenses decreased $83,000 or 11% due to staff reductions in publishing and library sales. As a percentage of sales, these expenses increased from 32% in 1998 to 35% in 1999 due to the decline in sales revenues.

         Interest expense/other was $73,000 in 1999 down $22,000 or 23% from $95,000 in 1998 due to lower average borrowings and lower interest rates.

         Provision for taxes based on income was zero due to the net operating loss carry-forwards generated by the losses experienced in the third and fourth quarter of 1998.

         Net Income was $18,000 in 1999 which, although down from $50,000 in 1998, was once again positive due to staff and cost reduction measures implemented in 1998 and early 1999.

         Basic earnings per share was $0.02 in 1999 down from $0.05 per share in 1998.


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

Item 3.    Defaults upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.    Other Information.  None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibits:  None.

           (b) The Company has filed a Report on Form 8-K dated April 6, 1999 disclosing a letter also dated April 6, 1999 addressed and mailed to the Company's stockholders.



                             AUTO-GRAPHICS, INC.
                                  Form 10-Q


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUTO-GRAPHICS, INC.



Date      5/14/99                  ss/ Robert S. Cope
                                   Robert S. Cope, President
                                   and Treasurer



Date      5/14/99                  ss/ Daniel E. Luebben
                                   Daniel E. Luebben, Vice-President,
                                   Chief Financial Officer and Secretary

