Form 10-Q
period 1999-06-30
AUTO GRAPHICS INC
filed 1999-08-17
CIK 8598

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549



                                  Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended

           June 30, 1999                      Commission File Number 0-4431


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


                              AUTO-GRAPHICS, INC.

                                   Form 10-Q

                                 June 30, 1999



                               TABLE OF CONTENTS



          Unaudited Condensed Consolidated Statement of
            Operations For Six Months Ended June 30                   1

          Unaudited Condensed Consolidated Statement of
            Operations For Three Months Ended June 30                 2

          Unaudited Consolidated Balance Sheets                       3

          Unaudited Consolidated Statements of Cash Flows
            For Six Months Ended June 30                              4

          Notes to Unaudited Consolidated
            Financial Statements                                      5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                8

          Part II - Other Information                                11


                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

                       Unaudited Condensed Consolidated
                            Statement of Operations

                          For Six Months Ended June 30



                                                1999            1998
                                             ----------     ----------
Net sales (See Note 4)                       $4,023,442     $4,682,360

Costs and expenses:
  Cost of sales                               2,332,661      2,815,921

  Selling, general & administrative           1,532,184      1,568,062

  Total Costs and Expenses                    3,864,845      4,383,983

Income from Operations                          158,597        298,377

  Interest expense/other                        126,973        176,343

Income before taxes                              31,624        122,034

  Provision for taxes
        based on income (See Note 5)                 --         54,760

Net income/comprehensive income
        (See Note 3)                         $   31,624     $   67,274


Net income per share                         $      .03     $      .06


Shares outstanding                            1,043,678      1,064,478



	See Notes to Unaudited Consolidated Financial Statements


                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                        Unaudited Condensed Consolidated
                            Statement of Operations

                         For Three Months Ended June 30



                                                1999            1998
                                             ----------     ----------
Net sales (See Note 4)                       $2,041,412     $2,288,425

Costs and expenses:
  Cost of sales                               1,135,929      1,385,481

  Selling, general & administrative             837,631        790,932

  Total Costs and Expenses                    1,973,560      2,176,413

Income from Operations                           67,852        112,012

  Interest expense/other                         53,680         81,439

Income before taxes                              14,172         30,573

  Provision for taxes
        based on income (See Note 5)                 --         13,760

Net income/comprehensive income
        (See Note 3)                         $   14,172     $   16,813


Net income per share                         $      .01     $      .02


Shares outstanding                            1,043,678      1,064,478



           	See Notes to Unaudited Consolidated Financial Statements


                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                     Unaudited Consolidated Balance Sheets

                      June 30, 1999 and December 31, 1998

ASSETS                                           1999            1998
                                             -----------     -----------
  Current assets:                                              (Audited)

  Cash                                       $    50,219     $   292,744
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1999 and 1998)                             1,391,632       1,697,826
  Unbilled production costs                       96,485          86,573
  Other current assets                           459,165         360,170

Total current assets                           1,997,501       2,437,313

Software, equipment and leasehold
    improvements, net                          5,020,532       5,016,627

Other assets                                     117,444         119,162

                                             $ 7,135,477     $ 7,573,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Notes payable                              $   246,803    $        --
  Accounts payable                               252,773        632,809
  Deferred income                                704,016        813,113
  Accrued payroll and related
    liabilities                                  478,964        578,569
  Other accrued liabilities                       35,434         84,282
  Current portion of long-term debt              943,750        787,500

Total current liabilities                      2,661,740      2,896,273

Deferred taxes based on income                   486,000        486,000

Long-term debt, less current portion           2,400,000      2,587,500

Total liabilities                              5,547,740      5,969,773


Stockholders' equity:
  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,043,678 shares issued and
    outstanding in 1999, and
    1,064,478 shares issued and
    outstanding in 1998 (See Note 2)             104,369        106,448
  Capital in excess of par value               1,120,363      1,123,899
  Retained earnings                              365,413        375,389
  Foreign currency translation adjustments        (2,408)        (2,407)

Total stockholders' equity                     1,587,737      1,603,329

                                             $ 7,135,477    $ 7,573,102


           See Notes to Unaudited Consolidated Financial Statements


                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                            Unaudited Consolidated
                           Statements of Cash Flows

                       For the Six Months Ended June 30
                         Increase (Decrease) in Cash


                                                  1999       1998
                                              ----------  ----------
Cash flows from operating activities:

  Net income                                  $   31,624  $   67,274

  Adjustments to reconcile net
    income to net cash provided
    by operating activities:

     Depreciation and amortization               622,931     534,532
     Deferred taxes                                   --          --
     Changes in operating assets
         and liabilities:
         Accounts receivable                     306,194     825,314
         Unbilled production costs                (9,912)   (153,673)
         Other current assets                    (98,995)   (250,906)
         Other assets                                 --      49,851
         Accounts payable                       (380,036)   (313,162)
         Deferred income                        (109,097)   (305,137)
         Other accrued liabilities               (48,846)    (66,525)
         Accrued payroll and
           related liabilities                   (99,605)     57,432
Net cash provided by
         operating activities                    214,258     445,000

Cash flows from investing activities:
  Capital expenditures                          (625,120)   (590,378)

Cash flows from financing activities:
  Borrowings under long-term debt                     --         923
  Principal payments under debt
         Agreements                              (31,250)   (430,000)
  Net borrowings (payments)under
         line-of-credit agreement                246,803     571,743
  Repurchase of capital stock                    (47,216)   (101,750)

Net cash provided by (used in)
         financing activities                    168,337      40,916
Net increase in cash                            (242,525)   (104,462)
  Foreign currency effect on cash                     --         (40)
Cash at beginning of year                        292,744     244,620
Cash at end of year                           $   50,219 $   140,118

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                              $  146,907 $   175,946
        Income taxes                                  --          --



           See Notes to Unaudited Consolidated Financial Statements.


                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                              Notes to Unaudited
                      Consolidated Financial Statements

                                 June 30, 1999


NOTE 1. The unaudited consolidated financial statements included herein have been prepared by the Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 1999, the results of operations and the statement of cash flows for the three and six months ended June 30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

         This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K, for the period ending December 31, 1998 including, without limitation, the financial statements and notes included therein.


NOTE 2. In 1995, the Company entered into a stock repurchase agreement with a former officer and director of the Company, whereby the Company agreed to purchase and retire, over a seven-year period, 156,000 of 171,000 shares of Company stock owned by the individual. The total transaction cost of $825,000 includes stock, non-competition and consulting fees. In January of 1995, 1996 and 1997, the Company purchased and retired three blocks of 15,600 shares each. In
January of 1998 and 1999, the Company purchased and retired 26,000 and 20,800 shares, respectively, in accordance with the above referenced agreement.


                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                              Notes to Unaudited
                       Consolidated Financial Statements

                                June 30, 1999


NOTE 3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in interim and annual financial statements. Comprehensive income is defined as the change in the equity (net assets) of an entity during a period from transactions, events and circumstances excluding all transactions involving investments by or distributions to the owners. There were no material comprehensive income items for the six months ending June 30, 1998 and 1999.

Note 4.  In June 1997, the Financial Accounting Standards ("FAS")
Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The FAS is effective for fiscal years beginning after December 15, 1997 and the Company has adopted the statement in fiscal year ending December 31, 1998. The statement establishes standards for reporting of information about operating segments in interim and annual financial statements.

The following table summarizes sales and total assets presented on the basis of GAAP (generally accepted accounting principles) accounting for the six months ending June 30, 1999 and 1998.

                                           1999           1998
                                       -----------    -----------
Geographic areas
    Net sales
         United States                 $ 3,103,845    $ 3,266,404
         Foreign - Canada                  912,447      1,205,059
         Foreign - Japan/Other               7,150        210,897
    Long-lived assets, net
         United States                   4,832,931      5,450,921
         Foreign - Canada                  187,601        206,487

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

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Opinion ("SOP") 98-5, "Reporting on the Costs of Start-up Activities." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The SOP provides guidance and examples of the types of expenses associated with one-time (start-up) activities, which under this SOP must be expensed as incurred. The Company does not expect this SOP will have a material effect on the Company's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters of all fiscal years beginning after June 15, 1999. The Company plans to adopt the statement in the fiscal year ending December 31, 2000. The statement establishes standards for accounting for derivatives and hedging instruments
(of which the Company currently has none) and, therefore, the Company does not expect this FAS will have a material effect on the Company's financial position or results of operations.


                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION
December 31, 1998 to June 30, 1999

Liquidity and capital resources. Accounts receivable declined $306,000 due to lower sales and improved collections, which resulted in a decline in working capital of $205,000. The average collection period for accounts receivable decreased from 66 days at December 31, 1998 to 62 days at June 30, 1999. Net cash provided by operations decreased approximately
$231,000 to $214,000 year-to-date through the second quarter of 1999 from $445,000 through the second quarter of 1998 due primarily to lower collection of accounts receivable due to lower net sales compared to the same period in the prior year. Capital expenditures year-to-date increased to $625,000 through the second quarter of 1999 from $590,000 through the second quarter of 1998. Long-term debt declined by $31,250 as a result of a principal payment on term debt.

         Management believes that liquidity and capital resources will be adequate for operations in 1999. The Company has a revolving credit facility with maximum availability of $1,250,000 ($1,003,000 available at June 30, 1999), secured by accounts receivable, and renewable annually.
The current line of credit is in the process of being renewed and a planned reduction in the maximum availability to $1.0 million will be sufficient to handle the Company's cyclical working capital needs. The Company also maintains a capital line of credit facility with a maximum availability of $3,000,000 (fully utilized at June 30, 1999), secured by substantially all of the Company's capital assets, and renewable annually. This capital line of credit is in the process of being renewed. Management believes that increased credit availability will be required to finance planned capital expenditures in 1999, which are estimated at $1,200,000, to be used to expand the Company's Internet infrastructure to better accommodate the growing number of libraries, and resulting increasing volume of transactions, using the Company's Internet/Web products. The Company is in the process of raising additional equity as a means of financing a portion of this planned investment in computer hardware and software development. The Company obtained an additional credit facility of $750,000 used to fund the 1997 acquisition of the Company's Canadian subsidiary. The term note is a three-year note with interest only for 12 months followed by a 24-month amortization schedule. In January 1998, the Company prepaid $375,000 of the term loan.
The balance outstanding at June 30, 1999 was $343,750. The term facility carries an uncompensated guarantee by an officer/stockholder of the Company. These credit facilities carry no commitment fees or compensatory balance requirements, and require that the Company maintain minimum financial ratio covenants.

          The Company and it's bank have adopted fewer and less restrictive financial ratio loan covenants effective June 30, 1999. The Company was in compliance with these revised loan covenants in the second quarter ending June 30, 1999. The Company is in the process of finalizing the terms and conditions of its bank loan renewal to reflect the Company's anticipated


                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q


results of operations and financial condition in 1999 and beyond. The revised loan agreement is expected to include an increase in interest rates and the addition of a commitment fee applied to the total credit facility. It will also include an expanded guarantee by the Company's principal shareholder. The Company was timely in all payments to the bank in 1998, and anticipates timely payments in 1999.

         The Company is in the process of offering for sale and issuance, in a private placement offering which is exempt from registration under applicable federal and state securities laws, shares of its restricted common stock for $2.50 per share. The Company is offering to sell 200,000 to 450,000 shares (possibly to be extended to 500,000 shares) of restricted common stock for gross proceeds of $500,000 to $1,250,000. The proceeds will be used primarily to build the Company's Internet infrastructure, for enhancement and development of the Company's Internet based products and services and for working capital. The offering is expected to be completed by December 31, 1999.

         The Company's capital resources are available for use as working capital, for capital investments and, although less likely for the immediate future, possible acquisitions of businesses, products or technologies complementary to the Company's business. Management believes that cash reserves, cash flow from operations and the proceeds from the private placement offering together with the revised and renewed credit facility will be sufficient to fund operations in 1999 and provide financing for planned 1999 capital expenditures. The Company believes that it is imperative to continue to invest in Internet/Web capability for the foreseeable future. Accordingly in 1999, and thereafter, the Company may and likely will require additional financing to continue to develop and refine its Internet/Web line of products and to seek to expand the market for these products. There can be no assurance, however, that any additional financing, if and when needed, will be available on terms favorable to the Company, or at all.

         This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                             AUTO-GRAPHICS, INC.
                                 Form 10-Q

RESULTS OF OPERATIONS

First Six Months 1999 as Compared to First Six Months 1998

     Net sales decreased $659,000 or 14% to $4,023,000. The net sales decline is due to shrinking publishing composition markets and lower demand for library services in Canada and international markets (Japan).

     Cost of sales decreased $483,000 or 17%. Significant factors in the decreased cost of sales include a continuing shift toward the Company's new lower cost Internet products.

     Selling, general and administrative expenses decreased $36,000 or 2%. As a percentage of sales, these expenses increased from 33% in 1998 to 38% in 1999 primarily due to the lower sales levels.

     Income from operations decreased $140,000 or 47% to $159,000 in 1999 due primarily to lower sales.

     Interest expense/other decreased $49,000 or 28% on lower bank borrowings and foreign exchange gains.

     Net income decreased $36,000 to $32,000 in 1999, down 53% from $67,000 in 1998 due primarily to lower sales.

     Net income per share decreased from $0.06 per share in 1998 to $0.03 per share in 1999 due primarily to lower sales.

Second Quarter 1999 as Compared to Second Quarter 1998

     Net sales decreased $247,000 or 11% to $2,041,000. The net sales decline was due to shrinking publishing composition markets and lower demand for library services in Canada and international markets (Japan).

Cost of sales decreased $250,000 or 18%. Significant factors in the decreased cost of sales include a continuing shift toward the Company's new lower cost Internet products.

     Selling, general and administrative expenses increased $47,000 or 6%. As a percent of sales, these expenses increased from 35% in 1998 to 41% in 1999 as a result of the decline in sales.

     Income from operations decreased 39% or $44,000 to $68,000 in 1999 due primarily to lower sales.

     Interest expense/other was $54,000 in 1999 down from $81,000 in 1998 on lower bank borrowings and foreign exchange gains.

     Net income decreased $3,000 to $14,000 in 1999, down 16% from $17,000 in 1998 due primarily to lower sales.

     Net income per share decreased from $0.02 per share in 1998 to $0.01 per share in 1999 due primarily to lower sales.

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

Item 3.   Defaults upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits: None.

          (b) The Company filed Form 8-K on April 30, 1999 covering Exhibits to the Form 10-K report for the year ended December 31, 1998. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled during the period covered by this report.

          (c) The Company filed a report on Form 8-K dated July 1999 indicating a potential change of control of the registrant resulting from an agreement whereby the Company's principal officer/shareholder (Robert S. Cope) granted an option to a new officer/shareholder of the Company (Corey M. Patick) to acquire, subject to certain terms and conditions, up to 523,391 shares of the Company's common stock owned by such person. The exhibits filed with the report were: Option Agreement (Exhibit 10.30) and Employment Agreement (Exhibit 10.31).


                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUTO-GRAPHICS, INC.

Date         8/16/99                ss/ Robert S. Cope
                                   Robert S. Cope, President
                                   and Treasurer

Date         8/16/99                ss/ Daniel E. Luebben
                                   Daniel E. Luebben, Chief Financial
                                   Officer and Secretary

