Form 10-Q
period 1999-09-30
AUTO GRAPHICS INC
filed 1999-11-15
CIK 8598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549





                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended:

        September 30, 1999                Commission File Number 0-4431



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


                        Yes    X           No

Total Shares Outstanding:

                           Common Stock:  1,344,078

                             AUTO-GRAPHICS, INC.

                                  Form 10-Q

                              September 30, 1999



                              TABLE OF CONTENTS



          Unaudited Condensed Consolidated Statement of
            Operations and Comprehensive Income
            For Nine Months Ended September 30                       3

          Unaudited Condensed Consolidated Statement of
            Operations and Comprehensive Income
            For Three Months Ended September 30                      4

          Unaudited Consolidated Balance Sheet
            September 30, 1999 and December 31, 1998                 5

          Unaudited Condensed Consolidated Statement of
            Cash Flows For Nine Months Ended September 30            6

          Notes to the Unaudited Condensed
            Consolidated Financial Statements                        7

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              11

          Part II - Other Information                               14


                          AUTO-GRAPHICS, INC.
                              Form 10-Q

                     PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

            Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for Nine Months Ended September 30


                                                1999           1998

Net sales (See Note 4)                       $5,928,238     $6,675,759

Costs and expenses:
  Cost of sales                               3,417,328      4,127,078
  Selling, general & administrative           2,242,885      2,396,927

  Total costs and expenses                    5,660,213      6,524,005

Income from operations                          268,025        151,754

  Interest/other                                211,467        282,084

Income/(loss) before taxes                       56,558       (130,330)

  Provision for taxes
    based on income (See Note 5)                     --        (58,802)

Net income/(loss)                                56,558        (71,528)

  Foreign currency
    translation adjustments (See Note 3)             --         (6,149)

Total comprehensive income/(loss)            $   56,558     $  (77,677)


Net income/(loss) per share - Basic          $     0.05     $    (0.13)

Net income/(loss) per share - Diluted        $     0.05     $    (0.13)

Weighted average shares outstanding - Basic   1,143,811      1,064,478

Weighted average shares outstanding - Diluted 1,162,586      1,064,478



     See Notes to Unaudited Condensed Consolidated Financial Statements


                             AUTO-GRAPHICS, INC.
                                 Form 10-Q

           Unaudited Condensed Consolidated Statement of Operations and Comprehensive Income for Three Months Ended September 30


                                                1999           1998

Net sales (See Note 4)                       $1,904,796     $1,993,399

Costs and expenses:
  Cost of sales                               1,084,667      1,311,147
  Selling, general & administrative             710,701        828,869

  Total costs and expenses                    1,795,368      2,140,016

Income/(loss) from operations                   109,428       (146,617)

  Interest/other                                 84,494        105,741

Income/loss) before taxes                        24,934       (252,358)

  Provision for taxes
    based on income (See Note 5)                     --       (113,560)

Net income/comprehensive
  income/(loss) (See Note 3)                 $   24,934     $ (138,798)


Net income/(loss) per share - Basic          $     0.02     $    (0.13)

Net income/(loss) per share - Diluted        $     0.02     $    (0.13)

Weighted average shares outstanding - Basic   1,344,078      1,064,478

Weighted average shares outstanding - Diluted 1,400,403      1,064,478



      See Notes to Unaudited Condensed Consolidated Financial
Statements


                               AUTO-GRAPHICS, INC.
                                   Form 10-Q

                             Unaudited Balance Sheets

                   September 30, 1999 and December 31, 1998


ASSETS                                           1999            1998
                                             (Unaudited)      (Audited)
Current assets:
  Cash                                       $ 1,307,964     $   292,744
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    1999 and 1998)                             1,092,424       1,697,826
  Unbilled production costs                      119,592          86,573
  Other current assets                           151,201         360,170
Total current assets                           2,671,181       2,437,313

Software, equipment and leasehold
  improvements, net                            5,040,989       5,016,627

Other assets                                     116,585         119,162
                                             $ 7,828,755     $ 7,573,102

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $   128,473     $   632,809
  Deferred income                                953,225         813,113
  Accrued payroll and related
    Liabilities                                  571,982         578,569
  Other accrued liabilities                      108,404          84,282
  Current portion of long-term debt              927,000         787,500
Total current liabilities                      2,689,084       2,896,273

  Long-term debt, less current portion         2,400,000       2,587,500

  Deferred taxes based on income                 486,000         486,000
Total liabilities                              5,575,084       5,969,773


Stockholders' equity:

  Common stock, $.10 par value,
    4,000,000 shares authorized,
    1,344,078 shares issued and
    outstanding in 1999, and
    1,064,478 shares issued and
    outstanding in 1998 (See Note 2)             134,408         106,448
  Capital in excess of par value               1,731,323       1,123,899
  Retained earnings                              390,347         375,389
Foreign Currency Translation                      (2,407)         (2,407)

Total stockholders' equity                     2,253,671       1,603,329

                                             $ 7,828,755     $ 7,573,102


      See Notes to Unaudited Condensed Consolidated Financial Statements


                              AUTO-GRAPHICS, INC.
                                   Form 10-Q
                            Unaudited Statements of
                                   Cash Flows

                    For the Nine Months Ended September 30
                          Increase (Decrease) in Cash


                                                   1999             1998
Cash flows from operating activities:

  Net income                                    $   56,558       $  (71,528)

  Adjustments to reconcile net
    income/(loss) to net cash
    provided by operating activities:

     Depreciation and amortization                 915,225          774,543
     Deferred taxes                                     --           13,000
     Changes in operating assets
       and liabilities:
       Accounts receivable                         605,403          411,851
       Unbilled production costs                   (33,019)        (185,469)
       Other current assets                        208,969         (199,795)
       Other assets                                     --          206,084
       Accounts payable                           (504,336)        (447,534)
       Deferred income                             140,112         (125,738)
       Other accrued liabilities                    24,124         (200,103)
       Accrued payroll and
         related liabilities                        (6,586)          99,358
Net cash provided by
  operating activities                           1,406,450          274,669

Cash flows from investing activities:
  Capital expenditures                            (937,013)        (743,950)

Cash flows from financing activities:
  Borrowings under long-term debt                       --              923
  Principal payments under debt
    Agreements                                     (48,000)        (430,000)
  Net borrowings under
    line-of-credit agreement                            --          840,162
  Sale/(Repurchase) of stock, net (See Note 2)     593,783         (101,750)
Net cash provided by
  financing activities                             545,783          309,335

  Effect of exchange rate change on cash                --           (6,149)

Net change in cash                               1,015,220         (166,095)

  Cash at beginning of period                      292,744          244,620
Cash at end of period                           $1,307,964       $   78,525

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                    $  238,605       $  260,468
    Income taxes                                    14,512               --


      See Notes to Unaudited Condensed Consolidated Financial Statements


                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                                   Notes to
             Unaudited Condensed Consolidated Financial Statements

                              September 30, 1999


NOTE 1. The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 1999, the results of operations and the statement of cash flows for the nine months ended September 30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The results of operations for the subject interim periods in 1999 are not necessarily indicative of the results for the entire year.

         This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 1998, and including, without limitation, the financial statements and notes included therein.

NOTE 2. In May of 1999, the Company initiated a private placement offering of its Common Stock for $2.50 per share. Shares offered and sold in the offering were classified as restricted stock meaning that such shares could not be sold in the public trading market for the Company's stock for a minimum period of one year. At September 30, 1999, a total of 300,400 shares had been sold by the Company for gross proceeds of $751,000 of which $641,000 (net of offering expenses) has been reflected in stockholder's equity. Total shares of the Company's Common Stock issued and outstanding at such date increased to 1,344,078. The offering was concluded in October 1999 with a total of 551,400 shares sold, increasing total shares outstanding to 1,595,078, for gross proceeds of $1,378,500.

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


                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                                   Notes to
             Unaudited Condensed Consolidated Financial Statements

                              September 30, 1999


NOTE 3. Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The statement establishes standards for reporting and display of comprehensive income and its components in interim and annual financial statements. Comprehensive income is defined as the change in the equity (net assets) of an entity during a period from transactions, events and circumstances excluding all transactions involving investments by or distributions to the owners. There were no material comprehensive income items for the nine months ending September 30, 1999 and 1998.

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

The following table summarizes sales and total assets presented on the basis of GAAP (generally accepted accounting principles) accounting for the nine months ending September 30, 1999 and 1998.

                                           1999           1998

Geographic areas
    Net sales
         United States                 $ 4,603,785    $ 4,899,557
         Foreign - Canada                1,316,577      1,578,943
         Foreign - Japan/Other               7,876        197,259
    Long-lived assets, net
         United States                   4,874,642      5,402,059
         Foreign - Canada                  170,347        181,095


Note 5. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December 31, 1998, the Company has available federal, state and Canadian net operating loss carry-forwards of approximately $462,000, $443,000 and $569,000, respectively, for income tax purposes. These net operating loss carry-forwards expire in 2018 for federal taxes, 2005 for state and for foreign taxes.


                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q

                              Notes to Unaudited
                      Consolidated Financial Statements

                              September 30, 1999


Note 6.  Pending Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt the statement in the fiscal year ending December 31, 2001. The statement establishes standards for accounting for derivatives and hedging instruments (of which the Company currently has none) and, therefore, the Company does not expect this FAS will have a material effect on the Company's financial position or results of operations.

Note 7. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share", which is effective for interim and annual periods ending after December 15, 1997. The Company adopted the standard as of December 31, 1997. The standard requires the Company to present basic earnings per share and diluted earnings per share, using the treasury method and requires restatement of prior earnings per share data presented. Basic earnings per share computations are based on the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share computations are based on the weighted average number of shares of Common Stock outstanding during the year plus the dilutive effect of warrants.
The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statement of Operations and Comprehensive Income for the nine months ending September 30, 1999 and 1998:

                                           1999           1998
                                       -----------    ------------
Net Income/(loss)                      $    56,558    $   (71,528)

Weighted average
         shares outstanding - Basic      1,143,811      1,064,478

Dilutive effect of warrants                 18,775             --

Weighted average
         shares outstanding - Diluted    1,162,586      1,064,478

Net income/(loss) per share - Basic          $0.05         ($0.13)

Net income/(loss) per share - Diluted        $0.05         ($0.13)


                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q

                              Notes to Unaudited
                      Consolidated Financial Statements

                              September 30, 1999



Note 7. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statement of Operations and Comprehensive Income for the three months ending September 30, 1999 and 1998:

                                           1999           1998
                                       -----------    ------------
Net Income/(loss)                      $    24,934    $  (138,798)

Weighted average
         shares outstanding - Basic      1,344,078      1,064,478

Dilutive effect of warrants                 56,325             --

Weighted average
         shares outstanding - Diluted    1,400,403      1,064,478

Net income/(loss) per share - Basic          $0.02         ($0.13)

Net income/(loss) per share - Diluted        $0.02         ($0.13)


                          AUTO-GRAPHICS, INC.
                                Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FINANCIAL CONDITION

December 31, 1998 to September 30, 1999

         Liquidity and capital resources.  Working capital increased
$441,000 as a result of a decline in accounts receivable of $615,000 due to lower sales and improved collections, and receipt of income tax refunds. The average collection period for accounts receivable decreased from 66 days at December 31, 1998 to 54 days at September 30, 1999. Net cash provided by operations increased approximately $1,131,000 to $1,406,000 year-to-date through the third quarter of 1999 from $275,000 through the third quarter of 1998 due primarily to improved profitability, higher depreciation and amortization, receipt of tax refunds, and improved collection of accounts receivable on lower net sales compared to the same period in the prior year. Capital expenditures year-to-date increased to $937,000 through the third quarter of 1999 up from $744,000 through the third quarter of 1998. Long-term debt declined by $48,000 as a result of principal payments on term debt.

         In May of 1999, the Company initiated a private placement offering of its Common Stock for $2.50 per share. Shares offered and sold in the offering were classified as restricted stock meaning that these shares could not be sold in the public trading market for the Company's stock for a minimum period of one year. At September 30, 1999, a total of 300,400 shares had been sold by the Company for gross proceeds of $751,000 of which $641,000 (net of offering expenses) has been reflected in stockholder's equity. The offering was concluded in October 1999 with a total of 551,400 shares sold, increasing total shares outstanding to 1,595,078, for gross proceeds of $1,378,500. The Company intends to use the proceeds from the private placement offering primarily to fund further development of the Company's Internet infrastructure, market and product development of the Company's new product Internet initiatives, and working capital and not for debt repayment.

         In September 1999, the Company concluded the renewal of its credit facilities through June 1, 2000 with its bank, Wells Fargo Bank (See Part II
- Exhibits). The Company has a revolving credit facility with maximum availability of $1,000,000 ($1,000,000 available at September 30, 1999), secured by accounts receivable, and renewable annually. Management believes that the current line of credit should be sufficient to handle the Company's cyclical working capital needs. The Company also maintains a capital line of credit facility with a maximum availability of $3,000,000 (fully utilized at September 30, 1999), secured by substantially all of the Company's capital assets, and renewable annually. Management believes that increased credit availability will not be required to finance planned capital expenditures in 1999, which are estimated at $1,200,000, to be used to expand the Company's Internet infrastructure to better accommodate the growing number of libraries, and resulting increasing volume of transactions, using the Company's Internet/Web products. The new hardware and software systems being installed will further enable the Company to offer expanded web-hosting and e-business services. In 1997, the Company obtained an additional term credit facility of $750,000 used to fund the 1997 acquisition of the Company's Canadian subsidiary. The balance outstanding at June 30, 1999 was $375,000


                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q


with monthly principal amortization terms of $16,000 for ten months followed by a balloon payment of $215,000 on June 1, 2000. These credit facilities also carry an interest rate of prime plus one percent, plus a commitment fee of approximately one percent and no compensatory balance requirements. The Company and it's bank have adopted new financial ratio loan covenants effective June 30, 1999 and the Company was in compliance with these revised loan covenants in both the second quarter ending June 30, 1999 and the third quarter ending September 30, 1999. The Company was timely in all principal, interest and fee payments to the bank through September 30,1999 and anticipates timely payments in the balance of 1999.

         The Company's capital resources are available for use as working capital, for capital investments and, although less likely for the immediate future, possible acquisitions of businesses, products or technologies complementary to the Company's business. Management believes that cash reserves, cash flow from operations and the proceeds from the private placement offering together with the revised and renewed credit facility will be sufficient to fund operations in 1999 and provide financing for planned 1999 capital expenditures. The Company believes that it is important to continue to invest in Internet/Web capability for the foreseeable future. Accordingly in 2000, and thereafter, the Company may and likely will require additional financing to continue to develop and refine its Internet/Web line of products and to seek to expand the market for these products. There can be no assurance, however, that any additional financing will be available or will be available on terms favorable to the Company.

         This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                             AUTO-GRAPHICS, INC.
                                 Form 10-Q


RESULTS OF OPERATIONS

First Nine Months 1999 as Compared to First Nine Months 1998

     Net sales decreased $748,000 or 11% to $5,928,000. The net sales decline is due to shrinking publishing composition sales and lower demand for library services in Canada and international markets (Japan).

     Cost of sales decreased $710,000 or 17%. Cost of sales as a percent of sales declined from 62% in 1998 to 58% in 1999. Significant factors in the decreased cost of sales include a continuing shift toward the Company's new lower cost Internet products.

     Selling, general and administrative expenses decreased $154,000 or 6%. As a percentage of sales, these expenses increased from 36% in 1998 to 38% in 1999 primarily due to the lower sales levels.

     Income from operations increased $116,000 or 77% to $268,000 in 1999 due primarily to lower costs and expenses.

     Interest expense/other decreased $71,000 or 25% on lower bank borrowings and foreign exchange gains.

     Net income increased $128,000 to $57,000 in 1999, up from a loss of $77,000 in 1998, due primarily to lower costs and expenses and a more profitable sales mix.

     Net income per share increased from ($0.13) per share in 1998 to $0.05 per share in 1999 due primarily to lower costs and expenses offset by lower sales and an increase in the shares outstanding as a result of the sales of additional shares in the recently completed private placement offering (See
Note 2).

Third Quarter 1999 as Compared to Third Quarter 1998

     Net sales decreased $89,000 or 4% to $1,905,000. The net sales decline was due to shrinking publishing composition sales and lower demand for library services in Canada.

     Cost of sales decreased $226,000 or 17%. Cost of sales as a percent of sales declined from 66% in 1998 to 57% in 1999. Significant factors in the decreased cost of sales include a continuing shift toward the Company's new lower cost Internet products.

     Selling, general and administrative expenses decreased $118,000 or 14%. As a percent of sales, these expenses decreased from 42% in 1998 to 37% in 1999.

     Income from operations increased $256,000 to $109,000 in 1999 due primarily to lower costs and expenses.

     Interest expense/other was $84,000 in 1999 down from $106,000 in 1998 on lower bank borrowings and foreign exchange gains.

     Net income increased $164,000 to $25,000 in 1999, up from a loss of $139,000 in 1998, due primarily to lower costs and expenses and a more profitable sales mix.

     Net income per share increased from ($0.13) per share in 1998 to $0.02 per share in 1999 due primarily to lower costs and expenses and an increase in the shares outstanding as a result of the sales of additional shares in the recently completed private placement offering (See Note 2).


                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings. None

Item 2.  Changes in Securities.

         (a) Securities sold: From May 1999 through September 30, 1999, the Company sold 300,400 shares of its Common Stock in a private placement offering (See Note 2).
         (b) Underwriters and other Purchasers: No underwriter was employed in the offering. The shares were sold to private investors, executives and senior managers of the Company.
         (c) Consideration: Securities sold for cash had an aggregate offering price of $751,000 with no underwriting discounts or commissions.
         (d) Exemption from registration claimed: Regulation D of the Federal Securities Act of 1933, as amended, covering the offer and sale to a limited number of private investors.
         (e)  Terms of conversion or exercise:  Not applicable.

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information - Shareholder Proxy Proposals.

Any shareholder of the Company desiring to have a proposal considered for inclusion in the Company's 2000 proxy solicitation material must, in addition to other applicable requirements, set forth such proposal in writing and file it with the Secretary of the Company on or before January 1, 2000. The Board of Directors of the Company will review any such proposals from shareholders received by that date and will determine whether any such proposals are to be included in the Company's 2000 proxy solicitation materials.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              10.32 Sixth Amendment to Credit Agreement between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

              10.33 Continuing Guaranty between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

              10.34  Amendment to Continuing Guaranty between Auto-
                     Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

              10.35 Revolving Line of Credit Note (working capital) $1,000,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

              10.36 Revolving Line of Credit Note (capital) $3,000,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated dated June 30, 1999.

              10.37 Term Note $750,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.


                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         PART II - OTHER INFORMATION


         (b) The Company filed a Report on Form 8-K on April 30, 1999 transmitting certain exhibits to the Form 10-K Report for the year ended December 31, 1998. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled during the period covered by this Report.

         (c) The Company filed a Report on Form 8-K dated July 1999 and filed on August 9, 1999 indicating a potential change of control of the registrant as a result of an option granted by the Company's principal officer/shareholder to a third party. The exhibits filed with the Report were: Option Agreement (Exhibit 10.30) and Employment Agreement (Exhibit 10.31).

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AUTO-GRAPHICS, INC.

Date      11/15/99              ss/  Robert S. Cope
                              Robert S. Cope, President
                              and Treasurer

Date      11/15/99              ss/  Daniel E. Luebben
                              Daniel E. Luebben, Chief Financial Officer and Secretary


                             AUTO-GRAPHICS, INC.
                                 Form 10-Q

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings. None

Item 2.  Changes in Securities.

         (a) Securities sold: From May 1999 through September 30, 1999, the Company sold 300,400 shares of its Common Stock in a private placement offering (See Note 2).
         (b) Underwriters and other Purchasers: No underwriter was employed in the offering. The shares were sold to private investors, executives and senior managers of the Company.
         (c) Consideration: Securities sold for cash had an aggregate offering price of $751,000 with no underwriting discounts or commissions.
         (d) Exemption from registration claimed: Regulation D of the Federal Securities Act of 1933, as amended, covering the offer and sale to a limited number of private investors.
         (e)  Terms of conversion or exercise:  Not applicable.

Item 3.  Defaults upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information - Shareholder Proxy Proposals.

Any shareholder of the Company desiring to have a proposal considered for inclusion in the Company's 2000 proxy solicitation material must, in addition to other applicable requirements, set forth such proposal in writing and file it with the Secretary of the Company on or before January 1, 2000. The Board of Directors of the Company will review any such proposals from shareholders received by that date and will determine whether any such proposals are to be included in the Company's 2000 proxy solicitation materials.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              10.32 Sixth Amendment to Credit Agreement between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

              10.33 Continuing Guaranty between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

              10.34  Amendment to Continuing Guaranty between Auto-
                     Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

              10.35 Revolving Line of Credit Note (working capital) $1,000,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

              10.36 Revolving Line of Credit Note (capital) $3,000,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated dated June 30, 1999.

              10.37 Term Note $750,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.


                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         PART II - OTHER INFORMATION


         (b) The Company filed a Report on Form 8-K on April 30, 1999 transmitting certain exhibits to the Form 10-K Report for the year ended December 31, 1998. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled during the period covered by this Report.

         (c) The Company filed a Report on Form 8-K dated July 1999 and filed on August 9, 1999 indicating a potential change of control of the registrant as a result of an option granted by the Company's principal officer/shareholder to a third party. The exhibits filed with the Report were: Option Agreement (Exhibit 10.30) and Employment Agreement (Exhibit 10.31).

                                  SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AUTO-GRAPHICS, INC.

Date      11/15/99
                              Robert S. Cope, President
                              and Treasurer

Date      11/15/99
                              Daniel E. Luebben, Chief Financial Officer and Secretary


