Form 10-K
period 1999-12-31
AUTO GRAPHICS INC
filed 2000-04-24
CIK 8598

-----------------------------------------------------------------------------
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]   Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange
Act of 1934 [Fee Required]

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]

For the transition period from                 to

      For the Fiscal Year ended                  Commission File Number
          December 31, 1999                        0-4431


                              AUTO-GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)

            California                                  95-2105641
  (State or other jurisdiction of                    (I.R.S. employer
   incorporation or organization)                   identification number)

        3201 Temple Avenue
        Pomona, California                                  91768
      (Address of principal                              (Zip Code)
       executive offices)

                 Registrant's telephone number:  (909) 595-7204


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

                               Yes   X    No

The aggregate market value of voting stock held by non-affiliates of the registrant at March 31, 2000 was $35,173,000.

The number of shares of the registrant's Common Stock outstanding at March 31, 2000 was 4,822,734 following a 3-for-1 stock split on February 28, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

The definitive Proxy Statement to be filed pursuant to Regulation 14A for the fiscal year ended December 31, 1999 is incorporated herein by reference in Part III, Items 11-13 of Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's most recent calendar year.


                                    PART I

ITEM 1.  BUSINESS

Auto-Graphics, Inc., including Datacat, Inc. and A-G Canada, Ltd., its wholly-owned subsidiaries and Dataquad, Inc. and The LibraryCard, Inc., its majority owned subsidiaries (the "Company"), provides software products and services used to create, convert, organize, manage and deliver database information via the Internet/Web, CD-ROM and/or print media. LibraryCard( is an Internet/Web "portal" site (www.LibraryCard.com) offering a virtual library on the Web with access to bibliographic and related information and services for the consumer.

Revenue is generated from direct sales, licensing and support of these software products and services including outsourcing contracts to provide hardware, software and other facilities to manage customer Web sites (outsourced Web "hosting"), and by using this technology to distribute "content" via the Company's own web sites.

The Company's products and services are presently sold into the following general customer categories:

      1) Libraries, especially library consortia requiring systems to create, convert, organize, manage, publish and access large bibliographic and holdings databases of multiple institutions used to implement resource sharing initiatives and services.

      2) Consumers who want Internet/Web access to bibliographic and related information/services from such virtual library site and/or from their local library through such library information "portal" site (and sponsors, commercial vendors and advertisers who want to utilize such consumer site for delivery of communications and products to users of the site).

      3) Business and government customers who want an XML/SGML based editorial software system and related services enabling such enterprises to create, convert, organize, manage, deliver and access databases and other information dynamically within and outside the enterprise including over the Internet/Web with e-commerce capability.

      4) Corporate publishers, primarily manufacturers and distributors, who publish catalogs and promotional content used in their sales and marketing programs. The Company's capability, and customer's needs, now extends into e-commerce applications as a result of the Company's
Internet/Web and database information expertise; and

      5) Traditional database publishers (encyclopedias, dictionaries and bibles) who use the Company's typesetting products and services to manage the editorial process and to create and publish valuable content.


Products/Services

The products/services offered by the Company include the following:

Impact/Online(tm) is the Internet/Web based online bibliographic database locator and interlibrary loan products/services system is marketed by the Library Services division.

Dataquad(tm) Impact/CMS(tm) (Content Management System) is a modular and expandable editorial software system that allows users to create, convert, organize and manage information for multi-purpose publishing. HTML display is created "on the fly" allowing basic data structures to stay intact and providing greater page design flexibility. Customizing modules include e-commerce features providing ordering, credit card purchasing, multi-tier pricing and content scoping controls. These features provide users with capabilities to customize Web sites to individual requirements. Data structures are SGML/XML and are particularly suited to database applications. The system can be configured from a single user to enterprise systems. Editorial control, iteration management and SGML/XML DTD validation are important features of the Company's Dataquad product line. Impact/CMS/Frame(tm) incorporates a module including Adobe's Frame+SGML(tm) software to provide WYSIWYG graphics and interactive database composition. Dataquad(tm) owns and markets the software system to end users and Datacat uses the software to provide services to its customers.

Impact/Web(tm) (search and retrieval software) provides custom indexing and retrieval of web content in business to business applications.
Dataquad(tm) sells the software system to end users and Datacat uses the software to provide services to its customers.


Applications

The Company provides outsourcing including Web "hosting" services to various types of customers. The Company has a contract with the State of Texas (Texas Educational Agency or TEA) to develop and operate, on an outsourced "hosting" basis, an Internet/Web based online bibliographic database locator system and interlibrary loan system linking approximately 7,500 kindergarden through grade 12 public school libraries (when the system is fully developed and implemented). Approximately 4,100 school libraries are currently included in this Texas state-wide system.

The Company has similar contracts with the States of Connecticut, Kansas, Oklahoma, Tennessee and the Canadian Provinces of British Columbia and Ontario. Customers also include regional library organizations in the States of Illinois, New Jersey, Michigan, Ohio, and New Hampshire. Outsourced Internet/Web database management services presently support approximately 8,000 distinct library sites, enabling library users to access these library services via the Internet/Web from their offices and homes as well as from within the library. This large number of customer/users demonstrates the Company's ability to handle large capacity Internet/Web communications assignments.

The Company has developed a bibliographic database containing over 45 million unique records, together with the holdings of many U.S. and Canadian public and university libraries. Through the Company's
Internet/Web software, the Company provides online bibliographic records for use by its U.S. and Canadian library customers.

The Impact/CMS software system is owned and marketed by Dataquad, Inc. primarily to business customers. Boeing uses the CMS product for the development and maintenance of the database containing all maintenance and support documentation for the C-17 Air Transport project for the Air Force. Houghton-Mifflin uses the CMS product to develop and maintain their English language database for publication of the American Heritage Dictionary and its several spin-off dictionaries (College, High School, Paperback, etc.). Trailer Life uses CMS to develop and maintain its database of North American campgrounds and amenities published annually in the "Trailer Life Campground" directory.

In support of a customer's migration to an XML/SGML tagged database, the Company provides conversion services. Services may include consulting on the design and development of the document type definition(DTD), which defines the tagging and structure of the proposed database. The customer provides manuscripts from which to key and/or legacy data in its native format, and Company staff use specialized software and utilities to re-tag the database with the new tags in accordance with the DTD. In 1999, the Company was awarded a major contract by Northrup-Grumman to convert thousands of pages to SGML format during 2000.

LibraryCard(tm) is an effort by the Company to combine its extensive bibliographic database, Internet/Web and e-commerce capabilities into a public "portal" site offering a wide range of library and related services and products to consumers, library patrons and librarians, supported by sponsorships and commercial vendors and advertisers. The Company's plan is to develop a site that offers high quality information and research capabilities that will be attractive to consumers. The Company hopes to be able to obtain a "head start" in this particular Internet/Web "space" as a result of its relationship with the over 8,000 library customer sites which already offer library patrons the Company's Impact/Online(tm) library services on a daily basis.

In the case of the Company's manufacturing and distribution catalog products, the Company provides services and Internet/Web software to create, maintain and provide access to product databases for these customers. One example is an HVACR-specific product database (heating, ventilation, air conditioning and refrigeration) which is available on an annual site license basis to wholesalers in the HVACR industry. This HVACR database, combined with the Company's Internet/Web software, provides HVACR wholesalers an ability to quickly and easily put their custom catalog on the Internet. The Company's software flexibility provides customers with the capability of individualizing their Internet catalogs to include features such as custom indexing, multi-tier pricing, customer specific pricing and order entry (e-commerce). From the database which is published on the Internet/Web, the Company's customer also has the ability to publish CD-ROM and print catalogs.

The Company provides typesetting services to major publishers such as Houghton-Mifflin Co., The American Society of Hospital Pharmacists, Zondervan, TL Enterprises, Columbia University Press and Oxford University Press. Pages may be produced to the customer's specification for use by the customer's printer and output as film, camera ready copy or as postscript datafiles. The Company typeset the previous edition of the "American Heritage Dictionary", as well as the college, high school, and paperback editions of the book. The Company has typeset a number of annual editions of the "Columbia Book of Poetry" for Columbia University Press. The Company has typeset the 20 volume set of the "American National Biography" for Oxford University Press. The Company regularly typesets the annual "Trailer Life Campground" directory for TL Enterprises and the annual "Drug Information Formulary (DI) Book" for The American Society of Hospital Pharmacists.

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


Product Development

Core software embraces industry standard data structures, such as XML, SGML, and standards specific to the markets served, such as MARC and Z39.50 in the library industry. These standards afford customers the ability to create, convert, organize, manage and deliver (output) information/knowledge databases for the benefit of the enterprise and its customers, suppliers and other category of users independent of the media used to publish this data.

Flexibility in the ability to distribute and use information/knowledge by an enterprise is increasingly a primary goal and provides the underlying premise of the Company's Internet/Web products and services. All new product development is being written in C++ and runs on Microsoft NT/Intel platforms. The Company is using N-tiered architecture to allow for customer implementation flexibility. Microsoft SQL server provides the database engine for the second generation of the Company's flagship Impact/Online(tm) library software product family. Development is based on an architecture that will work on multiple computers affording the system the ability to grow as the Company's needs increase.


Marketing

Products are distributed to specific markets discretely branded even though the technology may be similarly applied across all markets served. In addition to corporate marketing staff, the Company utilizes a small direct sales force for each of the individual markets: library, publishing, Datacat(tm) Internet solutions, Dataquad(tm) Impact/CMS(tm) and LibraryCard(tm) portal site. Marketing activities include public relations, advertising, attendance at industry trade shows, and targeted mailings, telemarketing and e-messaging campaigns. LibraryCard is a new service/product category for the Company, which is not yet fully developed/implemented; and marketing activities for LibraryCard, directed at the consumer market, are still under consideration.

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

With the introduction by the Company of its Internet-centric line of products, branded advertising is undergoing a transition process. As indicated above, these Internet/Web products are now branded for a specific market. However, as to the library market the Company continues to market its products and services under the Company name (not by the name of the specific suite of software products and services used by these library customers).

The Company's strategy for its Internet-centric products and services includes the continued introduction of new products/services to the customers and markets the Company currently serves, and to further expand, develop and refine these products for introduction and marketing to customers and markets not currently served by the Company. The Company's strategy for entering new markets in the future will include efforts to utilize strategic relationships with other companies who are already present or are otherwise knowledgeable about these prospective customers/markets.

To be successful in these new products/services, customers and markets, the Company will need to be able to create, finance, develop and implement new marketing initiatives and capabilities designed to introduce and market its Internet/Web line of products and services to prospective users who are not already familiar with the Company, its products/services and/or their capabilities. The Company must compete successfully with other companies, many of whom will be larger, more established, better financed, more recognized and more experienced in the development, introduction, marketing, sales and service of the same or similar products and services to these targeted new customers/markets in a rapidly changing technological and distribution environment. Moreover, in respect of the Company's new LibraryCard(tm) public portal site, the Company has no prior experience in such market "space".

Accordingly, there can be no assurances that the Company will be able to launch, sustain and profit in the near or long term from these new products /services, customers and markets initiatives. Likewise, no assurances can be given that the Company will be successful in efforts to develop and utilize a strategic alliances strategy to assist in efforts to introduce and market its Internet/Web products and services to a broader range of customers/markets. However, as the market for managing and distributing information and knowledge continues to change, the Company intends, as it has in the past, to be responsive to the changing needs and requirements of customers by offering new products and services representing advances in the information/knowledge.

Competition

The Company was an early entrant into the computerized database composition business and industry, and believes it may have been offering these products and services longer than any of the other companies in competition with the Company today in respect of these products/services to the library and publishing markets. In the library market, the Company competes with numerous companies, such as OCLC Online Computer Library Center, Inc., which are larger with substantially greater resources than are available to the Company and offer a wider variety of products and services for the library industry. Although the Company has been successful to date in securing many of the awarded contracts involving the development and implementation of Internet/Web based "online" bibliographic catalog and interlibrary loan services systems for state-wide, regional or other consortia of libraries, the Company has not been selected in competitive bidding for all of such contracts including several recent contracts which it was hoping to be awarded and, if this category of library products/services business continues to grow as the Company believes to be the case, increased emphasis on this products/services niche of the library market can be expected to generate increased attention, capability and effort by one or more of the Company's competitors in this now relatively small niche of the library market.

The software and computerized database processing services business for corporate and traditional publishing is highly competitive. There are no definitive market share statistics available. Many competitors are smaller and local in character, but some are larger and national with greater financial resources than the Company. Contracts for computerized database publishing services are awarded according to the results of market pricing, competitive bidding, technical capability, and customer relationship and/or past performance.

In seeking to expand its customers/markets in the Internet/Web publishing market, the Company can be expected to face intense competition from existing and future competitors with substantially greater financial, technical, marketing, distribution and other resources than the Company and, therefore, may be able to respond more quickly than the Company can to new challenging opportunities, technologies, standards or customer requirements. The Company will compete with other large, well-known software development and Internet/Web database platform companies that offer a variety of software products. In addition to competitors already present in the market, recently several additional large, well-known computer hardware manufactures have announced plans to enter the Internet/Web solutions and outsourced "hosting" business. The Company will also compete with a number of medium-sized, small and start-up companies that have introduced or are developing Internet/Web development, management, publishing and e-commerce products. Increasing competition could result in pricing pressures negatively impacting margins available to companies competing in this market and could make it difficult or even impossible for the Company to gain recognition and acceptance of its particular line of these products and services. Of course, it is also possible that companies that are now or in the future may be competing in the broader market where the Company is seeking to compete may determine to enter the Company's traditional markets with adverse impact on the Company as a result of this new competition.

In the case of the Company's LibraryCard(tm) "portal" business, the Company faces substantial, and possibly even insurmountable, obstacles in establishing such site's ability to attract and retain sufficient use to qualify such site as a viable alternative for commercial vendors and advertisers who have the opportunity to do business with established, well-known and proven "portal" sites such as Yahoo, AOL and others.

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

Offices/Employees

The Company's main office is in Pomona, California, in the greater Los Angeles area. The Company's wholly-owned Canadian subsidiary, A-G Canada, Ltd., is located in Toronto, Canada. Marketing representatives are located in California, Missouri, New York, Washington, and Toronto, Canada. The Company including its subsidiaries employs approximately 90 persons in all locations.


Financial Information About Geographic Areas

See Note 1, "Segment Reporting" of Notes to the Consolidated Financial
Statements.


ITEM 2.  PROPERTIES

The Company leases its corporate office and production facility in Pomona, California from a limited partnership owned by a current and former director/stockholder of the Company. The Company has an option to purchase a one-third interest in the partnership from the former director/stockholder for an amount not to exceed $150,000. During 1999, the Company leased 29,260 square feet having an annual base rent of $351,000 (plus expenses). The lease term expires in June 2001. In April 2000, the Company will complete a planned consolidation, which reduced the square footage occupied by the Company from 29,260 to 19,460 for a reduction in the Company's annualized rent expense of $118,000 (plus expenses). (See Note 6 of Notes to Consolidated Financial Statements, and Item 13. "Certain Relationships and Related Transactions"). Management believes that the reconfigured space will be sufficient for the Company's needs for the foreseeable future, however, should the Company experience substantial growth necessitating increases in staffing, the Company may require additional space. The Company leases a small sales and support office for A-G Canada, Ltd. in Etobicoke, near Toronto, Ontario, Canada. The Company also plans to reduce the space occupied in this facility from 3700 to1750 square feet consistent with its expected future needs.


ITEM 3.  LEGAL PROCEEDINGS

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Stock quotations.
                                        1999
                            Bid                      Ask
Price Range           High         Low         High         Low

First Quarter      $  1.042    $   .792     $  1.417    $  1.000
Second Quarter        2.083        .792        2.250       1.333
Third Quarter         2.250       1.792        2.375       2.000
Fourth Quarter        5.333       2.125        5.667       2.333

                                        1998
                             Bid                     Ask
                      High         Low         High         Low

First Quarter      $   .875    $   .875     $  1.333    $  1.167
Second Quarter        1.167        .875        1.875       1.167
Third Quarter         1.833       1.208        2.500       1.333
Fourth Quarter         .917        .833        1.333       1.000


Share prices above have been retroactively adjusted to reflect a 3-for-1 stock split which occurred on February 28, 2000. Trading in the Company's Common Stock is reported on the electronic OTC Bulletin Board under the symbol "AUGR" (Cusip Number 052725 10 8). The stock quotations set forth above have been provided by the National Quotation Bureau, Inc., and represent the highest and lowest closing bid and asked prices quoted by broker/dealers making a market in the Company's Common Stock in the OTC market for the periods presented. Prices quoted do not include retail markup, markdown or commissions and may not reflect actual transactions in shares of the Company's stock. The Company plans to apply for listing of its Common Stock on the National Association of Securities Dealers Automated Quotation (NASDAQ) system for "Small Cap" stocks. The Company believes that it meets or will then meet all of the NASDAQ Small Cap listing requirements (or that the application will be approved conditionally upon the Company satisfying all applicable requirements).

As of March 31, 2000, the number of holder accounts of record (including depository and nominee or "street name") of the Company's Common Stock was approximately 230. The Company believes that the number of record and beneficial owners of the Company's Common Stock is in excess of 500 stockholders. The Company has never paid a cash dividend and there are no plans to do so in the near future. (See Note 3 of Notes to Consolidated Financial Statements for information as to the bank loan restriction on the payment of dividends).


ITEM 6.  SELECTED FINANCIAL DATA

Dollar amounts in thousands except per share data.
(See Note 1 of Notes to Consolidated Financial
    Statements under "Other Assets")

                                       Years Ended December 31,

                           1999       1998       1997       1996       1995
Operating results:
  Net sales              $  8,391   $  9,099   $ 10,036   $  9,218   $  9,559
  Net income/(loss)           105    ( 1,065)       212        236        194
  Basic Earnings/
    (loss)per share           .03    (   .33)       .06        .07        .05
  Diluted Earnings/
    (loss)per share           .03    (   .33)       .06        .07        .05

At year-end:
  Total assets             10,647      7,573      8,852      7,132      6,688
  Long-term debt            3,153      2,588      2,911      2,101      1,906

No cash dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and Future Business Trends
Liquidity and Capital Resources

Management believes that liquidity and capital resources will be adequate to fund operations including development of the business of the Company's two new majority owned subsidiaries, Dataquad(tm) and LibraryCard(tm), during 2000 and into 2001.

In order to accelerate development and expand the scope of the Company's Internet/Web initiatives and business, the Company will continue to explore opportunities to raise additional equity. In 1999, the Company raised approximately $3.1 million through the sale of stock in the Company and in the Dataquad(tm) and LibraryCard(tm) subsidiaries. At December 31, 1999, the Company's cash position was approximately $3.8 million; and the balance in the Company's revolving working capital line of credit was zero. In December of 1999, the Company accelerated the retirement and paid off the $295,000 balance of the $750,000 term credit facility, which the Company used to partially fund the 1997 acquisition of the Company's Canadian subsidiary. In February 2000, the Company raised an additional $930,000 in equity through the sale of stock, and used $600,000 of such proceeds to pay down the Company's $3.0 million capital line of credit to $2.4 million. The average price per share of the 1,726,200 shares of stock (post 3-for-1 stock split) sold by the Company in 1999 and in February 2000 was $1.26 for total gross and net proceeds from the sale of such stock, respectively, of $2,181,000 and $1,936,000.

Cash flow from operations increased by $740,000, from $1,310,000 in 1998 to $2,050,000 in 1999, primarily as a result of a return to profitability in 1999. Cash flow attributable to (non-cash) depreciation and amortization was $1,381,000, net collection of accounts receivable was $276,000 and additional customer advances (deferred income) was $452,000 in 1999. Accounts receivable collection improved in 1999 from the prior year due in part to lower sales and improved cash collections. The average collection days for accounts receivable declined from 66 days in 1998 to 55 days in 1999. Liquidity has improved significantly primarily as a result of the cash raised through the sale of stock as indicated above. Cash at December 31, 1999 was $3.8 million up $3.5 million over the end of the year in 1998. Working capital at December 31, 1999 was $3.1 million (compared to a negative $459,000 at the end of 1998).

At December 31, 1999, the Company's principal financial commitments involved the lease of computer equipment and the lease of corporate facilities in Pomona, California and in Toronto, Canada. (See Note 5 of Notes to Consolidated Financial Statements). As a result of a program to consolidate the Company's office and production leased space in 2000, the Company reduced the space leased at its Pomona facility by approximately 36% with a corresponding reduction in rent and expenses. A 53% reduction in leased space is also planned in Toronto in June 2000. See Item 2. "Properties" herein.

The Company's principal use of cash for investing activities, $1,417,000 in 1999, $968,000 in 1998 and $2,141,000 in 1997, were for the continuing system development of the Company's Impact/ONLINE(tm) software (bibliographic finding and interlibrary loan service using the Internet), Impact/Web(tm) search and retrieval engine and Dataquad(tm) Impact/CMS(tm) (Content Management System) for the management and maintenance of XML/SGML databases, for the 1997 purchase of a Canadian bibliographic database containing the holdings of most public and university libraries in Canada and for upgrades to the Company's computer (Internet servers) equipment used to expand and enhance online services to the Company's current (and prospective) Internet/Web customers. The Company's capital resources are available for use as working capital, for capital investments, and possible future acquisitions of businesses, products and/or technologies complementary to the Company's existing and anticipated future information technology business. Management believes that it is imperative for the Company to continue to invest in Internet/Web capability for the foreseeable future. Accordingly, it is likely that the Company will need to raise additional capital in the future to continue to develop and refine its Internet/Web line of products and services and to seek to expand the market for such products/services. In 2000, the Company will look for attractive opportunities to raise additional equity and debt financing - - although there can be no assurances that any such additional financing will be available on terms and conditions favorable to the Company or at all.

In 1999, the Company renewed its commercial bank lines of credit through May 2000. (See Notes 2 and 3 of Notes to the Consolidated Financial Statements). The Company has reached an agreement in principle with its bank (Wells Fargo Bank, N.A.) to restructure and extend the term of its bank loan through May 2002. The plan is to consolidate the Company's two existing lines of credit into a single revolving line of credit. In light of the Company's present and anticipated cash resources, and resulting need for bank credit, the newly implemented line of credit will start at $3.0 million and decrease over the term of the loan to $2.0 million, with a somewhat lower rate of interest than presently applies. The proposed new loan covenants will provide the Company with greater flexibility to commit its cash resources to new initiatives consistent with such revised financial ratio covenants; and the Company will agree to maintain conservative liquidity ratios which are designed to encourage the Company to finance future growth with investment (as opposed to bank) capital. (In this regard, the bank has indicated an interest in assisting the Company to raise additional equity to be used to finance future growth plans). Such new bank loan should be finalized in the next 45 days.


Results of Operations

Overall, 1999 consolidated sales were down approximately $708,000 or 8% from 1998 ($9.10 million in 1998 versus $8.39 million in 1999). Revenues from Internet/Web products and services, however, were up 37% in 1999, and now account for over 58% of the Company's total sales. The transition from the Company's CD-ROM products and services to Internet/Web continued in 1999, and is now largely complete. The Company also completed its plan to discontinue offering and supporting PC computer sales and service to its library customers (who now buy such computers/services directly from the manufacturers or other sources) for use with the Company's software, online products and services. The decline in 1999 sales was almost entirely attributable to the Company's traditional publishing business which has been declining for several years (and is expected to decline further in 2000). Sales from such traditional publishing business (sophisticated typesetting services for catalogs, Bibles and reference works) declined over 50% in 1999 (from $2.1 million in 1998 to $1.0 million in 1999).

As desktop publishing software capabilities have improved, and computer hardware has become more powerful and less expensive, the market for such "outside" typesetting services has become increasingly competitive especially as it impacts the Company's relatively "high end" segment of such typesetting services market. Due to the highly skilled and labor intensive nature of the typesetting business, profit margins on such business are relatively low. Consequently, the Company has focused on developing and marketing of its electronic publishing software and services and e-commerce business via the Internet/Web and the Company's XML and SGML expertise. Sales attributable to the Company's electronic publishing business were up 43% in 1999 over 1998.

Overall, sales in Canada were down 15% in 1999 (from $2.0 million in 1998 to $1.7 million in 1999), primarily as a result of several large information processing contracts which were completed in 1998. The Company's bibliographic cataloging business continued to decline in 1999 and was down 11% from 1998 levels. Libraries in both the United States and Canada appear to be seeking reduced costs (or free) sources for such cataloging services; and appear to be willing to accept lesser quality records than the Company offers and such libraries historically preferred, in order to achieve such cost reduction objective. In response to this trend, the Company has implemented a revised selling model shifting from a fee per record based service to a subscription based service offering library customers quality bibliographic cataloging record information for a flat fee per year.

Overall gross margins increased significantly in 1999 to 41% of sales up from 31% in 1998 (however 1998 results included additional depreciation and amortization expense of $383,000 associated with adjustments in the useful life of certain computer hardware and software assets). The Company is continuing to emphasize its Internet/Web hosting library services, which are less labor intensive and, therefore, generally have higher profit margins.
As the mix of products and services offered by the Company continues to move toward such higher margin business, gross margins should continue to improve in the near future.

As a result of the substantial loss suffered by the Company in 1998, and the decline in sales in recent years, the Company is implementing a cost reduction program. Staff levels, particularly in the Company's traditional typesetting business, have been reduced by 50% as a result of the lower volume of such work. Likewise, selling, general and administrative expenses in 1999 declined $793,000 in 1999 from 1998 as staffing was reduced and other related expenses were curtailed. SG&A expense in 1998 was abnormally high as a result of certain non-recurring payroll and severance expense and accruals associated with a reduction in staff, primarily in the Company's Canadian operation. Further expense reductions in variable product costs, and related fixed costs, will become increasingly difficult to achieve given the Company's current largely fixed cost structure. Notwithstanding lower than average borrowings, interest expense was up $29,000 in 1999 over 1998 as a result of higher interest rate charges (up 100 basis points) and loan fees paid in 1999 attributable to renewal of the Company's bank loan in such year (following the substantial loss incurred by the Company in 1998).

As a result of the pre-tax loss in 1998 in the amount of $1,462,000, the Company filed amended tax returns for prior years where applicable, and obtained refunds of income taxes (primarily Federal and California) previously paid. At December 31, 1999, the Company had available Federal, state and Canadian net operating loss carryforwards of approximately $385,000, $498,000 and $337,000, respectively (expiring in 2018 for Federal taxes and in 2005 for state and Canadian taxes). A valuation allowance in the amount of $231,000 for unrecognized U.S. and foreign tax loss carryforwards.


Results of Operations in 2000

Management believes that sales will rebound in 2000. The additional equity raised by the Company in 1999 and in 2000 will be used to fund the Company's Internet/Web initiatives in 2000 (and 2001). Under AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all costs incurred by the Company of a "start-up" nature will necessarily need to be expensed as incurred. Such "start-up" expenses, and other non-capitalized costs/expenses associated with the Company's new Internet/Web initiatives, primarily in the Company's Dataquad(tm) and LibraryCard(tm) subsidiaries, are anticipated to result in the Company reporting a consolidated loss for the year ended December 31, 2000 in the $750,000-$1 million range (although the Company's on-going business is expected to be profitable again in 2000).


Information Relating To Forward-Looking Statements

This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Impact of Inflation

General price inflation is not anticipated to have a material effect on the Company's business in the near future. Historical dollar accounting does not reflect changing costs of operations, the future cost of expansion and the changing purchasing power of the dollar. Should more than moderate inflation occur in the future, it can be expected to impact the Company in an adverse manner, as prices cannot be adjusted quickly due to the contract nature of a substantial amount of the Company's business, while costs of personnel, materials and other purchases tend to escalate more rapidly.


Foreign Exchange

The functional and reporting currency of the Company is the U.S. dollar, while the functional and reporting currency for A-G Canada Ltd., the Company's wholly-owned Canadian subsidiary, is the Canadian dollar. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and U.S. dollar fluctuates. Foreign currency gains, expressed in terms of U.S. dollars, were approximately $53,000 in 1999 as compared to losses of $47,000 in 1998. Further increases in the value of the Canadian dollar will result in additional foreign currency translation gains, and declines in the value of the Canadian dollar against the U.S. dollar will result in additional foreign exchange losses. Other than for sales by A-G Canada in Canada, all other transactions involving the Company are denominated in U.S. dollars. (See
Note 1 of Notes to Consolidated Financial Statements).


Pending Pronouncements

See "Pending Pronouncements" in Note 1 of Notes to Consolidated Financial Statements.


Year 2000

The Company is continuing to monitor its mission critical systems for potential Year 2000 related software problems, and has experienced only minor, readily correctable problems. Should the Company experience an unforeseen Year 2000 problem with its products/services, it is believed that the Company has sufficient technical personnel and resources to address and resolve any such problems.


ITEM 7a.  MARKET RISK

See Note 1 "Foreign Currency Translation," "Credit Risk," and "Fair Value of Financial Instruments" of Notes to the Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS

Index to Financial Statements covered by Reports of Independent
  Certified Public Accountants.

                                                                    Page
                                                                  Reference

Report of Independent Certified Public Accountants                   15

Report of Independent Auditors                                       16

Consolidated Balance Sheets at December 31, 1999 and 1998            17

Consolidated Statements of Operations for the years ended            18
  December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years                  19
  ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the              20
  years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements                           21






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Auto-Graphics, Inc.
Pomona, California

We have audited the accompanying consolidated balance sheet of Auto-Graphics, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-Graphics, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





BDO SEIDMAN, LLP



Los Angeles, California
February 29, 2000




REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Auto-Graphics, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Auto-Graphics, Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements of Auto-Graphics, Inc. referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 1997, in conformity with accounting principles generally accepted in the United States.





                                                 ERNST & YOUNG LLP



Riverside, California
April 8, 1998



                              AUTO-GRAPHICS, INC.
                                 ____________

                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998

     ASSETS                                     1999             1998

Current assets:

  Cash                                      $  3,816,286     $    292,744
  Accounts receivable, less
    allowance for doubtful accounts
    ($38,000 in 1999 and 1998)                 1,401,325        1,697,826
  Unbilled production costs                       27,891           86,573
  Other current assets                           109,987          360,170
Total current assets                           5,355,489        2,437,313

Software, equipment and leasehold
  improvements, net (See Note 1)               5,110,231        5,016,627

Other assets                                     181,595          119,162
                                            $ 10,647,315     $  7,573,102

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $    293,798     $    632,809
  Deferred income                              1,273,873          813,113
  Accrued payroll and related
    liabilities                                  497,076          578,569
  Other accrued liabilities                      124,601           84,282
  Current portion of long-term debt               70,000          787,500

Total current liabilities                      2,259,348        2,896,273

Long-term debt, less current portion
  (See Note 3)                                 3,153,249        2,587,500

Deferred taxes based on income (See Note 4)      475,236          486,000

Total liabilities                              5,887,833        5,969,773

Commitments and contingencies (see Note 5)

  Minority Interests                             676,850             -

Stockholders' equity:
  Notes Receivable - Stock (Note 7)              (127,500)            -
  Common Stock, 12,000,000
    shares authorized, 4,784,934
    shares issued and outstanding
    in 1999 and 3,193,434 shares
    issued and outstanding in 1998
    (See Note 7)                               3,793,332        1,230,347
  Retained earnings                              438,977          375,389
  Accumulated other comprehensive income    (     22,177)          (2,407)

Total stockholders' equity                     4,082,632        1,603,329

                                            $ 10,647,315     $  7,573,102

               See Notes to Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  ____________


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 1999, 1998, 1997



                                         1999          1998           1997

Net sales                          $  8,391,323  $   9,099,198  $ 10,035,824

Costs and expenses
  Cost of sales                       4,872,445      6,258,523     6,264,141

  Selling, general
    and administrative                3,149,754      3,943,143     3,076,078

                                      8,022,199     10,201,666     9,340,219

Income/(loss) from operations           369,124  (   1,102,468)      695,605

  Interest expense, net            (    347,957) (     311,797) (    278,591)

  Other income/(expense)                 52,591  (      47,357) (     12,264)

Income/(loss) before taxes               73,758  (   1,461,622)      404,750

  Provision/(benefit) for taxes    (     46,630) (     397,000)      193,000
  Minority Interests                     15,200           -             -

Net income/(loss)                       105,188  (   1,064,622)      211,750

  Foreign currency
    translation adjustments        (     19,770)           157        (2,564)

Total comprehensive income/(loss)  $     85,418  $(  1,064,465) $    209,186
Basic earnings per share           $        .03  $       ( .33) $        .06

  Weighted average
    shares outstanding (See Note 7)   3,684,009      3,199,935     3,271,833
Diluted earnings per share         $        .03  $       ( .33) $        .06

  Weighted average
    shares outstanding (See Note 7)   3,776,004      3,199,935     3,271,833

Note: Shares outstanding have been retroactively adjusted to reflect a 3-for-1 stock split which occurred on February 28, 2000. (See Notes 1 "Earnings per Share" and 7 "2000 Stock Split" in Notes to the Consolidated Financial Statements).

                See Notes to Consolidated Financial Statements.



                               AUTO-GRAPHICS, INC.
                                  ____________


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1999, 1998, 1997


                                         1999           1998           1997
Cash flows from operating activities:
  Net income/(loss)                  $    105,188   ($ 1,064,622)  $  211,750
  Adjustments to reconcile net
    Income/(loss) to net cash
      provided by operating activities:
        Depreciation and amortization   1,381,053      1,676,056    1,134,348
        Deferred taxes                (    10,764)   (   209,000)      30,061
        Minority Interest                  15,200           -            -
    Changes in operating assets
      and liabilities, net of the
      effect of acquisitions
        Accounts receivable               276,121        637,971  (  405,058)
        Unbilled production costs          58,682   (      3,149)    166,380
        Other current assets              204,933   (    241,303)  (  39,908)
        Other assets                   (   35,362)        22,245   ( 284,166)
        Accounts payable               (  341,215)  (     32,062)    338,977
        Deferred income                   452,067        277,642   (  99,306)
        Accrued payroll and
          related liabilities          (   93,925)       313,030       2,275
        Other accrued liabilities          37,876   (     66,698)     28,343
Net cash provided by
  operating activities                  2,049,854      1,310,110   1,083,696
Cash flows from investing activities:
  Capital expenditures               (    664,335)  (    173,233) (  420,676)
  Capitalized software development   (    750,000)  (    795,000) (  750,676)
  Investment in Dataquad, Inc.       (      1,500)          -            -
  Investment in The LibraryCard, Inc.(      1,500)          -            -
  Investment in Datacat, Inc.,
    net of cash acquired                     -              -     (  182,175)
  Investment in A-G Canada, Ltd.               -              -   (  787,095)
Net cash used in investing           (  1,417,335)  (    968,233) (2,140,622)

Cash flows from financing activities:
  Borrowings under long-term debt            -           650,927   1,603,016
  Payments under long-term debt      (    375,000)  (  1,030,000) (  605,000)
  Borrowings under life insurance           7,064        150,278        -
  Borrowings under capital lease, net     223,250           -           -
  Proceeds from stock sales             3,106,000           -           -
  Repurchase of capital stock        (     47,466)  (    101,750) (   58,000)
  Net cash provided by (used in)
    financing activities                2,913,848   (    330,545)    940,016

Net increase(decrease)in cash           3,546,367         11,332   ( 116,910)

  Foreign currency effect on cash         (22,825)        36,792   (   2,564)

  Cash at beginning of year               292,744        244,620     364,094

Cash at end of year                  $  3,816,286   $    292,744   $ 244,620

                See Notes to Consolidated Financial Statements.


                               AUTO-GRAPHICS, INC.
                                  ____________

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998, 1997

                                                     Other
                                                     Compre-        Total
                  Common Stock         Retained      hensive     Stockholders'
                Shares     Amount      Earnings      Income         Equity
Balances at
  January
   1, 1996     3,327,834 $1,249,579  $  1,368,780  $      -     $  2,618,359
 Net income         -          -          211,750         -          211,750
 Common Stock
  Retired     (   56,400) (  12,212) (     45,789)        -     (     58,001)
 Foreign
  Currency
  Translation
  Adjustments       -          -             -    (      2,564) (      2,564)
Balances at
  December
   31, 1997    3,271,434 $1,237,367  $  1,534,741  ($    2,564) $  2,769,544
 Net loss           -          -     (  1,064,622)        -     (  1,064,622)
 Common Stock
  Retired     (   78,000) (   7,020) (     94,730)        -     (    101,750)
 Foreign
  Currency
  Translation
  Adjustments       -          -             -             157           157
Balances at
  December
   31, 1998    3,193,434  1,230,347       375,389  (     2,407)    1,603,329
 Net income         -          -          105,188         -          105,188
 Notes
   Receivable       -    (  127,500)         -            -     (    127,500)
 Common Stock
  Issued in:
   Parent      1,654,200  1,225,501          -            -        1,225,501
   Subsidiaries
    Net of Minority
    Interests             1,343,350                                1,343,350
 Common Stock
  Retired     (   62,700)(    5,866) (     41,600)        -     (     47,466)
 Foreign
  Currency
  Translation
  Adjustments       -          -             -     (    19,770) (     19,770)
Balances at
  December
   31, 1999    4,784,934 $3,665,832  $    438,977  $(   22,177) $  4,082,632

Note: Shares outstanding have been retroactively adjusted to reflect a 3-for-1 stock split which occurred on February 28, 2000. (See Notes 1 "Earnings per Share" and 7 "2000 Stock Split" in Notes to the Consolidated Financial Statements).

                See Notes to Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                 ____________

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1999, 1998 and 1997

1.  Summary of significant accounting policies.

    Description of Business

  Auto-Graphics, Inc., including Datacat, Inc. and A-G Canada, Ltd., its wholly-owned subsidiaries and Dataquad, Inc. and The LibraryCard, Inc., its majority owned subsidiaries (the "Company"), provides software products and services used to create, convert, organize, manage and deliver database information via the Internet/Web, CD-ROM and/or print media. LibraryCard( is an Internet/Web "portal" site (www.LibraryCard.com) offering a virtual library on the Web with access to bibliographic and related information and services for the consumer.

    Basis of Presentation

    The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

    Revenue Recognition

        Sales are recognized as services are rendered monthly or when finished goods are shipped to customers. Certain future software support costs are accrued in accordance with American Institute of Certified Public Accountant's Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 and SOP 98-9.

    Use of Estimates

        The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and sales and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results may differ from those estimated.

    Foreign Currency Translation

        The functional and reporting currency for operations located in Canada is the Canadian dollar. Consequently, assets and liabilities must be translated into U.S. dollars using current exchange rates and the effects of the foreign currency translation adjustments are accumulated as other comprehensive income and included as a component of stockholders' equity. The net foreign exchange transaction gains for 1999 were $52,591 compared to transaction losses of $47,357 in 1998. All other Company transactions are currently denominated in U.S. dollars.

    Credit Risk

        The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential losses from uncollectible accounts, and actual losses have been within management's expectations. Nevertheless, the Company may be exposed to credit risk for trade receivables beyond the reserves established by the Company for such purposes.

    Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

        Cash and Receivables. The carrying amounts approximates fair value because of the short-term maturity of these instruments.
        Long-term Debt. The carrying amounts approximates fair value, since the interest rate on the debt is at least equal to the bank's prime rate.

    Unbilled Production Costs

        Costs associated with work in process inventory including labor, materials, supplies, and overhead (excluding selling, general and administrative expenses) are stated at the lower of cost or net realizable value, and are removed from inventory on an average unit cost basis.

    Software, Equipment and Leasehold Improvements

        Software, equipment and leasehold improvements are recorded at historical cost. Software, equipment, furniture, fixtures and leasehold improvements at December 31, 1999 and 1998, consist of the following:

                                                 1999          1998

        Computer software and database        $8,317,115    $7,575,129
        Equipment                              2,925,612     3,015,946
        Furniture and fixtures                   563,361       534,134
        Leasehold improvements                   275,675       273,973
                                              12,081,763    11,399,182
        Less accumulated depreciation
          and amortization                     6,971,532     6,382,555
                                              $5,110,231    $5,016,627

    Capitalized Acquisition Costs

        Certain legal and accounting costs associated with several asset acquisitions in 1997 have been capitalized as asset acquisition costs and are being amortized over a five-year period.

        Depreciation and Amortization

        Depreciation: Depreciation is based on the straight-line method over the estimated useful life of the asset and commences in the year the asset is placed in and/or is available for service or sale using the half-year convention method.

        Amortization: Certain costs incurred related to the development and purchase of computer software are capitalized and amortized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Amortization is based on the straight-line method and commences in the first year of product availability. Unamortized computer software was approximately $3,909,000 in 1999, $3,695,000 in 1998, and $3,734,000 in 1997.
Amortization of computer software was approximately $838,000 in 1999, $798,000 in 1998, and $579,000 in 1997.


        The following estimated useful lives are generally observed for the respective asset categories:

        Equipment              - 5 years
        Computer software
           and databases       - 7 years
        Furniture and fixtures - 5 to 10 years
        Leasehold improvements - the lesser of 5 to 15 years,
                                 or the lease term

        Depreciation and amortization was $1,381,000 in 1999, $1,676,000 in 1998 and $1,134,000 in 1997.

    Other Assets

        Investment in Dataquad, Inc.

        In December 1999, the Company and an associate formed a new subsidiary called Dataquad, Inc. with nominal cash investments, and the Company contributed certain software having a net book value of approximately $800,000 and a backlog of contracts totaling approximately $900,000 to the new subsidiary. A third party investor (who also invested in the Company's 1999 private placement offering) invested an additional $1.0 million in cash in return for a 27% interest in Dataquad(tm), and the Company and the associate hold a 67% and 6% interest, respectively. Dataquad is completing development and is beginning to market XML/SGML based editorial software products and services, which enable enterprises to create, convert, organize, manage and deliver database and other information dynamically within and outside the enterprise including over the Internet/Web. The financial statements of Dataquad have been consolidated with the Company's financial statements for the year ended December 31, 1999.

         Investment in The LibraryCard, Inc.

         In December 1999, the Company and an associate formed a new subsidiary called The LibraryCard, Inc. for the purpose of developing and marketing a new Internet/Web "portal" site ("www.LibraryCard.com") which offers a virtual library on the Web with access to bibliographic and related information/services for the consumer. The Company and the associate made nominal cash investments, and a third party investor (who also invested in the Company's 1999 private placement offering) invested an additional $1.0 million in cash in return for a 27% interest in LibraryCard(tm), and the Company and the associate hold a 67% and 6% interest, respectively. The Company retained the exclusive right to market products and services to the library market (as opposed to the consumer market). The financial statements of The LibraryCard have been consolidated with the Company's financial statements for the year ended December 31, 1999.

        Investment in A-G Canada, Ltd.

        In July 1997, the Company acquired the assets of the Library Information Systems ("LIS") division of ISM Information Systems Management Manitoba Corporation, a subsidiary of IBM Canada, Ltd. The LIS business includes bibliographic cataloging and interlibrary loan resource sharing software and related services. The Company formed a wholly-owned Canadian subsidiary, A-G Canada Ltd., for purposes of acquiring and operating the LIS business located in Etobicoke, Ontario near Toronto. The financial statements of A-G Canada have been consolidated with the Company's financial statements for the six-month period ended December 31, 1997, and the years ended December 31, 1998 and 1999.


        Investment in Datacat, Inc.

        Datacat(tm) owns a proprietary database of heating, ventilation, air conditioning and refrigeration (HVACR) parts, and provides publishing and related services to the wholesale HVACR industry including Internet/Web products and services, CD-ROM and printed parts catalogs. Datacat also provides Internet/Web solutions including outsourced "hosting" services to the Company's non-library customers. The investment was previously accounted for using the equity method, prior to the October 2, 1997 purchase by the Company of the remaining 50% interest in Datacat that it did not already own. The financial statements of Datacat have been consolidated with the Company's financial statements for the three-month period ended December 31, 1997, and the years ended December 31, 1998 and 1999.

        Earnings Per Share

        Shares outstanding have been retroactively adjusted to reflect a 3-for-1 stock split, which occurred on February 28, 2000. As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement requires the Company to present basic earnings per share and diluted earnings per share if applicable, using a revised methodology and requires restatement of prior earnings per share data presented. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. (See Note 7 "Warrants" and "2000 Stock Split" of Notes to Consolidated Financial Statements).

        Comprehensive Income

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". The Statement establishes standards for reporting and display of comprehensive income and its components in interim and annual financial statements. Comprehensive income is defined as the change in the equity (net assets) of an entity during a period from transactions, events and circumstances excluding all transactions involving investments by or distributions to the owners.

        Supplemental Disclosure of Cash Flow Information

        The Company paid net interest in the amount of $342,815 in 1999, $326,294 in 1998, and $290,937 in 1997. The Company paid income taxes in the amount of $19,295 in 1999, $59,609 in 1998 and $182,682 in 1997.

        Stock Based Compensation

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". As permitted by this statement, the Company has continued to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. There are presently no outstanding grants under the Company's 1997 Non-Qualified Stock Option Plan, and, therefore, no compensation expense has been recognized. (See Note 7 "1997 Non-Qualified Stock Option Plan" of Notes to the Consolidated Financial Statements).


        Segment Reporting

        As of the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for reporting information about operating segments in interim and annual financial statements.

        The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the years ended December 31, 1999, 1998 and 1997:

                                       1999          1998         1997
    Geographic areas
    Net sales
        United States               $ 6,648,752  $ 6,967,453  $ 7,856,245
        Foreign - Canada              1,693,966    1,924,660    1,648,535
        Foreign - Japan/Other            48,605      207,085      531,044

    Long-lived assets, net
        United States                 4,916,734    4,796,917    5,468,218
        Foreign - Canada                193,497      219,710      319,083


    The Company has one customer, the Texas Education Agency (TEA), which represents approximately 10% of the Company's 1999 sales. The Company has a contract with TEA to develop and operate, on an outsourced "hosting" basis, an Internet/Web based online bibliographic database locator and interlibrary loan system linking approximately 7,500 kindergarden through grade 12 public school libraries when the system is fully developed and implemented. Management believes that the loss of a single large customer, such as the TEA, would have a material adverse effect on the Company.

        Pending Pronouncements

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by Statement of Financial Accounting Standards No. 137, effective for fiscal quarters of all fiscal years beginning after June 15, 1999. The Company plans to adopt the Statement in the fiscal year ending December 31, 2000. The Statement establishes standards for accounting for derivatives and hedging instruments (of which the Company currently has none) and, therefore, the Company does not expect this Statement will have a material effect on the Company's financial position or results of operations.

        In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", which is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company does not expect this Statement will have a material effect on the Company's financial position or results of operations.

        Reclassification

        Certain amounts reported in 1998 and 1997 have been reclassified to conform to the 1999 consolidated financial statement presentation.


2.  Note Payable to Bank.

    The Company has a revolving credit agreement under which borrowings are secured by accounts receivable whereby the Company may borrow against its eligible accounts receivable up to a maximum of $1,000,000 ($1,000,000 available at December 31, 1999) with interest at the bank prime rate plus 1% (9.75% at December 31, 1999). The credit facility is renewable annually with the next renewal in June 2000. Among other requirements, the revolving line of credit requires the Company to maintain minimum financial covenant ratios, and restricts the payment of cash dividends. There are no compensating balance requirements and there are currently no guarantor requirements. The credit facility includes a commitment fee of $44,000 covering both the working capital line of credit and capital line of credit facilities. For the year ended December 31, 1999, the Company was not in compliance with several minor loan covenants, however, the bank has waived its default rights involving these covenant violations under the Company's bank loan agreements. (See Note 3 of Notes to the Consolidated Financial Statements).


3.  Long-term Debt.

    Long-term debt at December 31, 1999 and 1998 consists of the following:

                                                    1999            1998
    Capital line of credit with interest
      at the bank prime rate plus 1% (9.75%
      at December 31, 1999) with no principal
      payments, maturing in June, 2000 and
      secured by software, equipment and
      leasehold improvements with a net book
      value of approximately $5,122,000 at
      December 31, 1999.                         $3,000,000      $3,000,000

    Term note with interest at bank prime
      plus 1% (9.75% at December 31, 1999)
      and 11 monthly installments of
      $16,000 through June 1, 2000.
      Fully repaid and retired as of
      December 31, 1999                                -            375,000

    Capital lease of computer equipment
      with monthly payments of $7,371               223,249            -

    Total long-term debt                          3,223,249       3,375,000
      Less current portion                           70,000         787,500

    Long-term portion                           $ 3,153,249     $ 2,587,500

  Maturities of long-term debt due after one year are not material.

    The capital line of credit provides for maximum borrowings of $3,000,000 for the purchase of equipment and software, and financing of up to $1,000,000 annually in internal software development costs. The capital line of credit is renewable annually with the next renewal in June 2000. The loan agreement contains a one-time option whereby the Company may cancel the capital line of credit and amortize the outstanding principal balance over a five year term provided there exists no event of default as defined in the loan agreement. This agreement contains the same loan covenants as the revolving line of credit. (See Note 2 of Notes to the Consolidated Financial Statements). The term note provided financing of $750,000 for the acquisition of the LIS division of ISM Information Systems Management Manitoba Corporation in July 1997. In December 1999, the Company repaid and retired the remaining principal balance of the term debt financing.

    The Company is negotiating and believes it has an agreement in principle with the Bank to renew and replace the above line of credit facilities with a single multi-purpose $3.0 million line of credit facility for a two year term commencing June 1, 2000. The total credit commitment will decrease in increments of $250,000 over the two year period to a maximum of $2.0 million in June 1, 2002. This proposed new credit facility is intended to reflect the Company's current and anticipated bank credit requirements over the two year period. The new facility eliminates commitment fees and will carry a reduced interest rate. The new facility will contain financial ratio and other covenants, which should provide the Company with greater flexibility to invest in new technology and new product ideas, which are expected to generate consolidated net losses over the next two years.

    As of December 31, 1999, the Company had $230,000 in computer equipment under capital leases. Accumulated amortization on these assets was $23,000 at December 31 1999. The following is a schedule of future minimum lease payments required under the capital leases together with their estimated present values:

Year Ending December 31,
2000                          $    88,452
2001                               88,452
2002                               81,081
Total Minimum Lease Payments      257,985
  Interest                         34,736
Present Value of
     Minimum Lease Payments       223,249
Current Portion                (   70,000)
Long-term Portion             $   153,249


4.  Taxes Based on Income.

        The provision/(benefit) for taxes based on income is composed of the following for the years ended December 31, 1999, 1998 and 1997:

                                                  1999       1998       1997
    Current taxes based on income
                                   Federal   $  22,000  $(188,000) $  63,000
                                   State         5,000   ( 35,000)    47,000
                                   Foreign        -          -        42,000

                                                27,000    223,000)   152,000
    Deferred taxes based on income
                                   Federal   (  68,000) ( 147,000)    55,000
                                   State        28,000  (  27,000) (  14,000)
                                   Foreign   (  34,000)      -          -

                                             (  74,000) ( 174,000)    41,000

                                             $( 47,000) $(397,000) $ 193,000

        A reconciliation of the provision for taxes based on income follows for the years ended December 31, 1999, 1998 and 1997:

                                                  1999       1998       1997

    Statutory U.S. Federal income tax         $  25,000  ($497,000) $ 137,600
    Adjustments for foreign tax rates             9,000  (  55,000)    11,800
    Valuation allowance                       (  23,000)   254,000       -
    State tax, net of Federal benefit             4,000  (  77,000)    21,800
    Prior year NOL for which no benefit
    was previously recognized                 (  98,000)     -           -
    Other                                        36,000  (  22,000)    21,800

                                              $( 47,000) $(397,000) $ 193,000

    The statutory U.S. Federal income tax rate was 34% in 1999, 1998 and 1997. The deferred tax assets and liabilities are composed of the following at December 31, 1999, 1998 and 1997:
                                                  1999       1998       1997
    Deferred tax liabilities:
      Tax over book amortization and
        depreciation                         $ 595,000  $ 729,000  $ 695,000
      State taxes                                 -        28,000       -

    Total deferred tax liabilities             595,000    757,000    695,000

    Deferred tax assets:

      Net operating loss                       311,000    462,000       -
      Bad debts/accrued vacation/other         103,000     63,000     57,000
      State taxes                                 -          -        11,000

    Total deferred tax assets                  414,000    525,000     68,000

      Valuation allowance                    ( 231,000)  (254,000)      -

    Net deferred tax assets                    183,000    271,000     68,000

    Net deferred tax liability               $ 412,000  $ 486,000  $ 627,000

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. The valuation allowance at December 31, 1998 and 1999 reflects an unrecognized U.S. and foreign tax loss carry-forward. At December 31, 1999, the Company has available federal, state and Canadian net operating loss carryforwards of approximately $385,000, $498,000 and $337,000, respectively, for income tax purposes. These net operating loss carryforwards expire in 2018 for federal taxes, 2005 for state and foreign taxes.


5.  Commitments and Contingencies.

        The Company incurred total facilities and equipment lease and rental expense of approximately $374,000 in 1999, $415,000 in 1998 and $509,000 in
1997. The Company is obligated under certain non-cancelable operating leases for office facilities and equipment. Approximate minimum lease commitments as of December 31, 1999 are as follows:

                 Years ended                          Operating
                 December 31,                           Leases
                    2000                                 393,000
                    2001                                 235,000
                    2002                                  81,000
                 Total minimum lease payments        $   709,000

    From time to time, the Company is involved in legal proceedings incidental to its normal business activities. Management does not believe that the outcome of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


6.  Related Party Transactions.

 The Company leases its corporate office and production facility from a limited partnership owned by a current and former director/stockholder of the Company. The Company has an option to purchase a one-third interest in the partnership from the former director/stockholder for an amount not to exceed $150,000. During 1999, the Company leased 29,260 square feet having an annual base rent of $351,000 (plus expenses). The lease term expires in June 2001. In April 2000, the Company completed a planned consolidation, which reduced the square footage occupied by the Company from 29,260 to 19,460 for a reduction in the Company's annualized rent expense of $118,000 (plus expenses).

    In February 2000, the Company accelerated the purchase and retired the remaining 62,400 shares outstanding under a stock repurchase agreement with a former director/stockholder of the Company for $203,000 in cash consideration. The Company also transferred an insurance policy to the seller having a cash surrender value of approximately $75,000.


7.  Stockholders' Equity.

       1999 Private Placement Offering

    In May of 1999, the Company initiated a private placement offering of its Common Stock at $0.83 per share. Shares offered and sold in the offering were classified as "restricted" stock, meaning that these shares can not be sold in the public trading market for the Company's stock for a minimum period of one year. The offering was concluded in October 1999 with a total of 1,654,200 shares sold, increasing total shares outstanding to 4,784,934, and raising gross proceeds of $1,378,500. The Company sold 1,501,200 shares at $0.83 per share raising a total of $1,251,000 in cash. An additional 153,000 shares at $0.83 per share (for total investment of $127,500) were sold to certain senior management of the Company on four year interest bearing full recourse notes. These notes are presented as "Notes Receivable - Stock" on the Company's Consolidated Balance Sheet.

    Warrants

    In May 1999, the Company entered into a selling agreement with an associate pertaining to the Company's private placement offering. Pursuant to the agreement, the Company sold and issued 240,000 3-year warrants for $800 entitling the associate to purchase one share of the Company's (restricted) Common Stock for each warrant for $.03 per share, which warrants remain issued and outstanding but unexercised at December 31, 1999. Fully diluted earnings per share computations include the shares of stock represented by the warrants. Assuming that the warrants and underlying shares are subjected to a 50% discount due to the restricted nature of such securities, a 6.25% risk free rate and a 25% volatility factor, under the Black-Scholes option pricing model, the warrants would carry a value of $92,705. The Company's principal director/shareholder granted an option to the associate to purchase 1,125,000 shares of the Company's (restricted) Common Stock owned by such individual (and his Family Trust) through November 2000, subject to a one year renewal provision in favor of the recipient, for $1.67 per share. The shares which are the subject of this option represent approximately 23% of the Company's issued and outstanding Common Stock at December 31, 1999.

    Dataquad, Inc. and The LibraryCard, Inc.

    In December 1999, the Company and an associate formed two new subsidiaries, Dataquad, Inc. and The LibraryCard, Inc., and contributed nominal cash consideration to such subsidiaries, and the Company contributed certain software and other assets to Dataquad(tm). A third party investor (who also invested in the Company's 1999 private placement offering) contributed $1.0 million in cash to each of the subsidiaries in return for a 27% ownership interest, and the Company and the associate hold 67% and 6% interests, respectively. (See Note 1 of Notes to the Consolidated Financial Statements). Utilizing the simplified method under Statement of Financial Accounting Standards No. 123, "Stock Based Compensation", the Company has ascribed a fair market value of $60,150 for the shares purchased by the associate for a total valuation for the stock of both subsidiaries of $120,300.

    2000 Stock Split

    On January 31, 2000, the Company announced a 3-for-1 stock split of its Common Stock to shareholders of record on February 12, 2000, which occurred on February 28, 2000. Two additional shares were issued for each share held on the record date. Following the stock split, shares authorized increased from 4,000,000 to 12,000,000 and shares issued and outstanding from 1,607,578 to 4,822,734 following the above referenced share repurchase (See Note 1 "Earnings Per Share", Note 6 of Notes to Consolidated Financial Statements and the "2000 Private Placement" below). Share amounts in the Statement of Operations including basic and diluted earnings per share, the Consolidated Balance Sheet, and Consolidated Statements Of Stockholders' Equity have been adjusted retroactively to reflect the stock split for the periods presented.

        Equity Funding Costs and Expenses

    The Company incurred direct and incremental expenses in connection with the above referenced 1999 $1,251,000 private placement offering, and the sale of the $2.0 million in shares of the Company's Dataquad, Inc. and The LibraryCard,Inc. subsidiaries, resulting in gross proceeds from the sale of such Securities of $3,251,000. Equity funding costs and expenses, including legal, accounting, and selling expenses totaled $145,000, which have been offset against the total equity raised for net proceeds of $3,106,000 as reflected in the Company's Consolidated Statements of Cash Flows herein.

        1997 Non-Qualified Stock Option Plan

        The Company adopted a 1997 Non-Qualified Stock Option Plan effective December 31, 1997. The Plan consists of 300,000 shares of the Company's authorized but unissued Common Stock which shares have been reserved for possible future issuance under the Plan. The plan is a non-qualified plan covering only senior executives and related persons. At the inception of the plan, the Company granted options to four persons whereby they were entitled to purchase up to a total of 142,500 shares over the next five years at a price of $0.55 per share. In 1999, all options granted were relinquished by the participants and as of December 31, 1999, there were no outstanding grants of options under the Plan. The Company's management intends to propose for approval by the Company's stockholders at the Company's 2000 Annual Meeting of Stockholders a qualified (incentive stock option) plan consisting of approximately 10% (currently 482,000 shares) of the Company's then issued and outstanding shares of Common Stock to be reserved for future issuance to employees of the Company.

        2000 Private Placement

    In February 2000, the Company consummated a private placement of 225,000 shares (after giving effect to the 3-for-1 stock split) of its (restricted) Common Stock with an offshore investment company for $4.125 per share for gross proceeds of $930,000. The Company used a portion of the net proceeds from the sale of such stock to reduce its capital line of credit with the bank by $600,000.


8.  Defined Benefit Plan.

        The Company sponsors a defined contribution plan qualified under
Section 401(k) of the Internal Revenue Code for the benefit of its U.S. based employees. All full time employees are eligible to participate. The Company pays the administrative expenses of the plan, which are immaterial. Annually, the Company may, at its sole discretion, award an amount out of the profits of the Company as a match against employee contributions to the 401(k) plan. The Company contribution was approximately $23,000 in 1999, $25,000 in 1998, and $24,000 in 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of, and the positions and offices within the Company held by, all directors and executive officers of the Company at December 31, 1999:

      Name           Age                       Position

Robert S. Cope        64     Director, President and Treasurer.  Has served
in these capacities for more than ten years.

Robert H. Bretz       56     Director and Assistant Secretary.  Attorney who
has acted as the Company's outside general legal counsel for more than ten years.

William J. Kliss      52     Chief Operating Officer.  Has served the Company
in this capacity for four years. Prior to this position, Mr. Kliss served as the Company's Vice President and General Manager of Library Services for two years. Mr. Kliss formerly served as Vice President of Operations at Scan-Optics, Inc. for fifteen years prior to his employment with the Company.

Daniel E. Luebben     51     Chief Financial Officer and Secretary.  Has
served in these capacities for four years. Prior to these positions, Mr. Luebben served as the Company's Vice President, Operations and Controller for the past six years. Mr. Luebben formerly served as Controller of Ultrasystems Defense, Inc. for two years prior to his employment with the Company.

Directors serve until their successors are elected at the annual meeting of stockholders. All executive officers serve at the discretion of the Company's Board of Directors.

Future Management Decisions

    As part of the Company's focus on efforts to increase sales in 2000 and beyond, the Board of Directors has decided that it will be in the Company's best interests to seek a successor for Mr. Kliss. In this regard, the Company will attempt to negotiate an amicable severance arrangement with Mr. Kliss. However, Mr. Kliss has indicated his expectations regarding such severance arrangement, and they are substantially in excess of what the Company believes would be reasonable. Therefore, it is possible that the issue of Mr. Kliss' separation from the Company will be the subject of legal proceedings while the parties engage in efforts to negotiate a mutually acceptable severance arrangement. Although the Company has no current plans regarding a change in Daniel Luebben's employment status, a similar situation may apply to him. Recently, both Messrs. Kliss and Luebben asserted positions adverse to the Company regarding aspects of their employment relationships with the Company pertaining to their status as "at will" employees under California law, salary protection in the event that there is a change of control of the Company at any time in the future and the effect of the outcome of such issues on such persons' purchase of shares of the Company's (restricted) Common Stock in the 1999 private placement and the prior relinquishment of options previously granted to such individuals in consideration of the acquisition of shares in the private placement offering and the contemplated opportunity for such persons to receive grants under the Company's proposed new qualified stock option plan. In any event, the Company believes that such employee related matters can be successfully resolved consistent with reserves covering employee severance matters.


New Subsidiaries

In March 2000, the Company's Dataquad(tm) subsidiary appointed William B. Ting as President of such newly organized majority owned subsidiary.
Dataquad is in the process of finalizing the development and formalization of a marketing and promotional program for its content management system software product. This product provides users with a single software system allowing users to convert, create, edit and manage data on a dynamic basis using XML and SGML as its technology backbone. The user can then distribute and publish such enterprise-wide information in simultaneous multi-media formats including print, CD-ROM and over the Internet/Web including in an e-commerce environment using the user's own computer system or on an outsourced "host" basis. (See Item. 1. "Business"). Mr. Ting, age 51, holds a Ph.D. in Quantitative Methodology and International Political Economics, and he has extensive background and experience in the areas of business management, planning, marketing and finance, including in the software and information systems areas. Mr. Ting has previously served on the faculty of the University of Michigan, and he also has experience in international trade.

The Company's LibraryCard(tm) majority owned subsidiary is presently seeking to hire an individual to act as the president of such newly organized company. Currently, the Executive Vice President - Business Development of LibraryCard, Leland R. Ireland, is serving as the principal executive officer of such subsidiary. Mr. Ireland, age 51, holds a MA in Library Sciences and an MBA in Marketing degrees, and he has been employed by several library automation companies in sales/marketing capacities. Prior to joining LibraryCard in January 2000, Mr. Ireland served as the Company's Vice President - Marketing for approximately one and a half years. LibraryCard is an Internet/Web "portal" which, when fully developed, will make bibliographic and other reference type information and services available to consumers. LibraryCard offers information-related products and services to assist the general public in taking advantage of the book lending and related information/services available from their local libraries. Introduction of the LibraryCard site through the Company's existing customer base, consisting of approximately 8,000 libraries and schools (which already allows patrons to access such bibliographic services from their home/office) should provide LibraryCard with a "first mover" advantage in this particular segment of the information technology market. (See Item. 1. "Business").

ITEM 11.  EXECUTIVE COMPENSATION

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year, and, accordingly, Item 11 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Compensation of Executive Officers".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year, and, accordingly, Item 12 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Nominees for Election as Directors".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A definitive Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year, and, accordingly, Item 13 is incorporated by reference to said definitive Proxy Statement. The Proxy Statement includes information covering this item under the caption "Certain Relationships and Related Transactions".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial statements and financial statement schedules and exhibits:

            (1)   Financial Statements:  See Item 8.  "Financial Statements".

            (2) All schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

            (3)   Exhibits:


3.1 Articles of Incorporation of Auto-Graphics, Inc., as amended (incorporated by reference as filed with the SEC as Exhibit 3.1 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989), as amended by within additional Exhibit 3.1 filing of the amendment to the Articles covering 3-for-1 stock split effectuated February 28, 2000.

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

10.15 Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997 (incorporated by reference as filed with the SEC as Exhibit
10.15 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.16 First Amendment to Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated June 23, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.16 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.17 Second Amendment to Credit Agreement between Wells Fargo and Auto-Graphics, Inc. dated October 31, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.17 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.18 Revolving Line of Credit Note (Working Capital) between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.18 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.19 Revolving Line of Credit Note (Capital Equipment) between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.19 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.20 Term Note between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.20 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.21 Continuing Security Agreement Rights to Payment and Inventory between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.21 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.22 Security Agreement Equipment between Wells Fargo Bank and Auto-Graphics, Inc. dated May 12, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.22 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.23 Guaranty between Wells Fargo Bank and Robert S. Cope dated May 12, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.23 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.24 Settlement Agreement and Mutual Release between Diversified Printing & Publishing Services, Inc., Gannam/Kubat Publishing, Inc. Nasib Gannam, and T. Ron Kahraman, and Datacat, Inc., Auto-Graphics, Inc. and Robert S. Cope dated September 30, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.24 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.25 1997 Non-Qualified Stock Option Plan dated December 31, 1997 (incorporated by reference as filed with the SEC as Exhibit 10.25 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.26 Third Amendment to Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated June 1, 1998 (incorporated by reference as filed with the SEC as Exhibit 10.26 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.27 Term Note between Wells Fargo Bank and Auto-Graphics, Inc. dated June 1, 1998 (incorporated by reference as filed with the SEC as Exhibit 10.27 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.28 Fourth Amendment to Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated September 15, 1998 (incorporated by reference as filed with the SEC as Exhibit 10.28 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.29 Fifth Amendment to Credit Agreement between Wells Fargo Bank and Auto-Graphics, Inc. dated December 24, 1998 (incorporated by reference as filed with the SEC as Exhibit 10.29 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

10.30 Option Agreement dated May 15, 1999 between Robert S. Cope and Elizabeth Cope and the Cope Family Trust and Corey M. Patick.

10.31 Selling Agreement (formerly Employment Agreement) dated May 15, 1999 between Auto-Graphics, Inc. and Corey M. Patick (as amended).

10.32 Sixth Amendment to Credit Agreement between Auto-
Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

10.33 Continuing Guaranty between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

10.34 Amendment to Continuing Guaranty between Auto-
Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

10.35 Revolving Line of Credit Note (working capital)
$1,000,000 between Auto-Graphics, Inc. and Wells Fargo
Bank dated June 30, 1999.

10.36 Revolving Line of Credit Note (capital) $3,000,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated dated June 30, 1999.

10.37 Term Note $750,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999.

10.38 Stock Purchase Agreement between Auto-Graphics, Inc. and Gibralter Permanente Assurance dated February 14, 2000.

10.39 Letter of Intent between Auto-Graphics, Inc. and Steve White dated December 29, 1999.


      (b) The Company has filed a Report on Form 8-K dated April 6, 1999 reporting a net loss for the year ended December 31, 1998.

      (c) The Company has filed a Report on Form 8-K dated August 9, 1999 reporting a potential for a change in control of the Company.

      (d) The following document is filed herewith for information purposes, but is not part of this Annual Report, except as otherwise indicated: None.

      (d)  None.


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AUTO-GRAPHICS, INC.
                                        (Registrant)



Date:  4/20/00                          By  ss/  Robert S. Cope
                                        Robert S. Cope, Director, President,
                                        and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.



Date:  4/20/00                          By  ss/  Robert S. Cope
                                        Robert S. Cope, Director, President,
                                        and Treasurer


Date:  4/20/00                          By  ss/  Daniel E. Luebben
                                        Daniel E. Luebben,
                                        Chief Financial Officer and Secretary



Date:  4/20/00                          By  ss/  Robert H. Bretz
                                        Robert H. Bretz, Director