Form 10-Q
period 2000-03-31
AUTO GRAPHICS INC
filed 2000-05-15
CIK 8598

SECURITIES AND EXCHANGE COMMISSION

                           	Washington, D. C.  20549

                                  	Form 10-Q

               	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended

           March 31, 2000                  Commission File Number 0-4431


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


                             	Yes  X         No


Total shares of Common Stock issued and outstanding as of March 31, 2000 was 4,822,734.







                             	 AUTO-GRAPHICS, INC.

                                  	Form 10-Q

                                	March 31, 2000

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

                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q

                       PART I -- FINANCIAL INFORMATION


Item 1.   Financial Statements.

           	Unaudited Condensed Consolidated Statements of Operations

                     For the Three Months Ended March 31,


                                                   2000             1999


Net sales                                       $2,109,881       $1,982,030

Costs and expenses:
  Cost of sales                                  1,100,060        1,196,732
  Selling, general & administrative              1,130,376          694,553

  Total costs and expenses                       2,230,436        1,891,285

Income(loss) from operations                    (  120,555)          90,745

  Interest/other                                    63,447           73,293

Income(loss) before taxes                       (  184,002)          17,452

Provision for taxes
  based on income (See Note 5)                       4,368             -

Minority Interests                              (   66,152)            -

Net income(loss) and total
  comprehensive income(loss)
  (See Note 3)                                  ($ 122,218)      $   17,452

Basic earnings(loss) per share                  ($     .03)      $      .01

Shares outstanding                               4,822,734        3,131,034

Diluted earnings(loss) per share                ($     .03)      $      .01

Shares outstanding                               4,822,734        3,131,034

          See Notes to Unaudited Consolidated Financial Statements

                             	AUTO-GRAPHICS, INC.
                                 Form 10-Q

                     Unaudited Consolidated Balance Sheets

                     	March 31, 2000 and December 31, 1999

          ASSETS                                 2000            1999
Current assets:

  Cash                                       $ 3,028,132     $ 3,816,286
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    2000 and 1999)                             1,243,276       1,401,325
  Unbilled production costs                      156,309          27,891
  Other current assets                           212,079         109,987

Total current assets                           4,639,796       5,355,489

Software, equipment and leasehold
  improvements, net                            5,258,096       5,110,231

Other assets                                     107,749         181,595

                                             $10,005,641     $10,647,315

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                           $   373,670     $   293,798
  Deferred income                                896,892       1,273,873
  Other accrued liabilities                      292,811         124,601
  Accrued payroll and related
    Liabilities                                  420,092         497,076
  Current portion of long-term debt               70,000          70,000

Total current liabilities                      2,053,465       2,259,348

  Long-term debt, less current portion         2,535,893       3,153,249

  Deferred taxes based on income                 475,236         475,236

Total liabilities                              5,064,594       5,887,833

Minority Interests                               610,698         676,850

Stockholders' equity:
  Notes Receivable - Stock                   (   127,500)    (   127,500)
  Common stock, 12,000,000
    shares authorized, 4,822,734
    shares issued and outstanding
    in 2000 and 4,784,934 shares
    issued and outstanding in 1999
    (See Note 2)                               4,421,925       3,793,332
  Retained earnings                               58,101         438,977
  Other comprehensive income                 (    22,177)    (    22,177)

Total stockholders' equity                     4,330,349       4,082,632

                                             $10,005,641     $10,647,315

              See Notes to Unaudited Consolidated Financial Statements

                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q

                            	Unaudited Consolidated
                           Statements of Cash Flows

                      	For the Three Months Ended March 31,
                          	Increase (Decrease) in Cash

                                                   2000             1999
Cash flows from operating activities:

  Net income(loss)                             ($ 122,218)       $   17,452

  Adjustments to reconcile
    net income(loss) to net cash
    provided by operating activities:

  Depreciation and amortization                   314,564           323,147
  Minority Interests                           (   66,152)             -
  Deferred taxes                                     -                 -
     Changes in operating assets
         and liabilities:
         Accounts receivable                      158,049           226,838
         Unbilled production costs             (  128,418)       (   34,548)
         Other current assets                  (  102,092)       (   13,697)
         Other assets                              72,987              -
         Accounts payable                          79,873        (  287,486)
         Deferred income                       (  376,981)           25,446
         Other accrued liabilities                168,209        (   33,344)
         Accrued payroll and
           related liabilities                 (   76,984)       (   37,611)
Net cash provided by (used in)
      operating activities                     (   79,163)          186,197

Cash flows from investing activities:
  Capital expenditures                         (  461,568)       (  217,299)

Cash flows from financing activities:
  Borrowings under long-term debt                    -              150,000
  Principal payments under debt
    Agreements                                 (  617,356)       (   50,000)
  Sale of Capital Stock, Net                      645,441              -
  Repurchase of capital stock                  (  275,508)       (   47,216)
Cash used in
  financing activities                         (  247,423)       (   47,216)

Net decrease in cash                           (  788,154)       (   78,318)

Cash at beginning of year                       3,816,286           292,744

Cash at end of period                          $3,028,132        $  214,426

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                   $   83,211        $   73,885
    Income taxes                                    2,768             9,043

           	See Notes to Unaudited Consolidated Financial Statements.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                                   Notes to
                  	Unaudited Consolidated Financial Statements

                                March 31, 2000


NOTE 1. The unaudited consolidated financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at March 31, 2000, the results of operations and the statement of cash flows for the three months ended March 31, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange
Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

         This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 1999 including, without limitation, the financial statements and notes therein.

NOTE 2. In May 1999, the Company entered into a selling agreement with an associate pertaining to the Company's 1999 private placement offering, which raised $1,251,000 in equity investment and resulted in the sale/issuance of an additional 1,501,200 shares of the Company's (restricted) Common Stock. Pursuant to the agreement, the Company sold and issued 240,000 3-year warrants for $800 entitling the associate to purchase one share of the Company's
(restricted) Common Stock for each warrant for $.03 per share, which warrants remain issued and outstanding but unexercised at March 31, 2000. The 240,000 shares of Common Stock issuable through the exercise of these warrants reflect the Company's only potentially dilutive securities currently outstanding. The
Company's principal director/shareholder granted an option to the associate to purchase 1,125,000 shares of the Company's
(restricted) Common Stock owned by such individual (and his Family
Trust) through November 2000, subject to a one year renewal provision in favor of the recipient, for $1.67 per share. The shares which are the subject of this option represent approximately
23% of the Company's issued and outstanding Common Stock at March
31, 2000.

In December 1999, the Company and an associate formed two new subsidiaries, Dataquad, Inc. and The LibraryCard, Inc., and contributed nominal cash consideration to such subsidiaries, and the Company contributed certain software and other assets to Dataquad. A third party investor (who also invested in the Company's 1999 private placement offering) contributed $1.0 million in cash to each of the subsidiaries in return for a 27% ownership interest, and the Company and the associate hold 67% and 6%

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                                   Notes to
                  Unaudited Consolidated Financial Statements

                                March 31, 2000


interests, respectively. Ten percent of the issued and outstanding shares of Common Stock in each of the two subsidiaries have been reserved for issuance to employees under an employee stock option plan which is currently under development.

On January 31, 2000, the Company announced a 3-for-1 stock split of its Common Stock to shareholders of record on February 12, 2000, which occurred on February 28, 2000. Two additional shares were issued for each share held on the record date. Following the stock split, shares authorized increased from 4,000,000 to 12,000,000 and shares issued and outstanding from 1,607,578 to 4,822,734 following the private placement and share repurchase referenced below. Share amounts in the Statement of Operations including basic and diluted earnings per share, and the Consolidated Balance Sheet have been adjusted retroactively to reflect the stock split for the periods presented.

In February 2000, the Company consummated a private placement of 225,000 shares (after giving effect to the 3-for-1 stock split) of its (restricted) Common Stock with an offshore investment company for $4.125 per share for gross proceeds of $930,000. The Company used a portion of the net proceeds from the sale of such stock to reduce its capital line of credit with the bank by $600,000.

In February 2000, the Company accelerated the purchase and retired the remaining 187,200 shares outstanding (after giving effect to the 3-for-1 stock split) under a stock repurchase agreement with a former director and stockholder of the Company for $203,000 in cash consideration. The Company also transferred an insurance policy to the seller having a cash surrender value of approximately $75,000.

The Company incurred direct and incremental expenses in connection with the 1999 $1,251,000 private placement offering, the sale of the $2.0 million in shares of the Company's Dataquad, Inc. and The LibraryCard,Inc. subsidiaries, and the above referenced 2000 private placement offering of $930,000 resulting in gross proceeds from the sale of all such securities of $4,181,000. 2000 equity funding costs and expenses, including legal, and selling expenses totaled $279,000 which have been offset against the total equity raised.

NOTE 3. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".
The Statement establishes standards for reporting and display of comprehensive income and its components in interim and annual financial statements. Comprehensive income is defined as the change in the equity (net assets) of an entity during a period from transactions, events and circumstances excluding all transactions involving investments by or distributions to the owners.

                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q

                                   Notes to
                  	Unaudited Consolidated Financial Statements

                                March 31, 2000


Note 4. As of the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for reporting information about operating segments in interim and annual financial statements. The following table summarizes sales based on the location of the customers and assets based on the location of the asset for the quarters ending March 31, 2000 and 1999:

                                  2000              1999

Geographic areas
    Net sales
        United States               $ 1,677,029       $ 1,484,270
        Foreign - Canada/Other          432,852           497,760
    Long-lived assets, net
        United States                 5,078,568         4,709,181
        Foreign - Canada                179,528           202,456

Note 5. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December 31, 1999, the Company has available federal, state and Canadian net operating loss carry-forwards of approximately $385,000, $498,000 and $337,000, respectively, for income tax purposes. These net operating loss carry-forwards expire in 2018 for federal taxes and 2005 for state and for foreign taxes.

Note 6.  Pending Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by Statement of Financial Accounting Standards No. 137, effective for fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has adopted the Statement in the fiscal year ending December 31, 2000. The Statement establishes standards for accounting for derivatives and hedging instruments (of which the Company currently has none) and, therefore, the Company does not expect this Statement will have a material effect on the Company's financial position or results of operations.

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

                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

December 31, 1999 to March 31, 2000

         Liquidity and capital resources. Working capital decreased $510,000 primarily as a result of principal payments on long-term debt in the amount of $617,000. Accounts receivable declined $158,000 despite an increase in sales as a growing proportion of the Company's sales and accounts receivable are being paid via customer deposits. The average collection period for accounts receivable was unchanged at 55 days at December 31, 1999 and March 31, 2000. Net cash provided by/(used in) operations was ($79,000) in the first quarter of 2000 down from $186,000 in the first quarter of 1999 due primarily to a normal cyclical increase in inventory of $128,000 and a reduction in deferred income of $377,000 reflecting the application of customer deposits. Capital expenditures increased to $462,000 in the first quarter of 2000 from $217,000 in the first quarter of 1999 due to the procurement of computer equipment, and office equipment and furniture associated with the consolidation of office space at the Company's Pomona headquarters.

         Management believes that liquidity and capital resources will be adequate to fund operations including development of the business of the Company's two new majority-owned subsidiaries, Dataquad(tm) and LibraryCard(tm), during 2000 and into 2001.

         In order to accelerate development and expand the scope of the Company's Internet/Web initiatives and business, the Company will continue to explore opportunities to raise additional equity. In 1999, the Company raised approximately $3.0 million through the sale of stock in the Company and in the Dataquad(tm) and LibraryCard(tm) subsidiaries. At March 31, 2000, the Company's cash position was approximately $3.0 million; and the balance in the Company's revolving working capital line of credit was zero. In February 2000, the Company raised an additional $930,000 in equity through the sale of stock, and used $600,000 of such proceeds to pay down the Company's $3.0 million capital line of credit to $2.4 million.

         In 1999, the Company renewed its commercial bank lines of credit through May 2000. The Company has reached an agreement in principle with its bank (Wells Fargo Bank, N.A.) to restructure and extend the term of its bank loan through May 2002. The plan is to consolidate the Company's two existing lines of credit into a single revolving line of credit. In light of the Company's present and anticipated cash resources, and resulting need for bank credit, the newly implemented line of credit will start at $3.0 million and decrease over the two year term of the loan to $2.0 million with a lower rate of interest than presently applies. The proposed new loan covenants will provide the Company with greater flexibility to incur consolidated net losses and commit its cash resources to new initiatives consistent with such revised financial ratio covenants; and the Company will agree to maintain conservative liquidity ratios which are designed to encourage the Company to finance future growth with investment (as opposed to bank) capital

                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q


RESULTS OF OPERATIONS

First Quarter 2000 as Compared to First Quarter 1999

         Net sales increased $128,000 or 7% to $2,110,000 in 2000. Sales in the Company's library division were up $196,000 offset by lower sales primarily in the Company's traditional business lines, such as bibliographic cataloging, and computerized typesetting.

         Cost of sales decreased $97,000 or 8%. Gross margins improved to 48% in 2000 up from 40% in 1999 due to the continuing shift in product mix away from the Company's traditional labor intensive services to higher margin Internet/Web hosting services. This trend is expected to continue through 2000.

         Selling, general and administrative expenses increased $435,000 or 63% due to additional staff and other recurring and non-recurring expenses related to the start-up of two new subsidiaries: Dataquad(tm) and LibraryCard(tm). The Company expects these elevated expense levels to increase through 2000 and into 2001.

         Interest expense/other was $63,000 in 2000 down $10,000 or 13% from $73,000 in 1999 due to lower average borrowings.

         Provision for taxes based on income reflects minimum state income taxes payable (See Note 5 of Notes to Unaudited Consolidated Financial Statements).

         Minority Interests reflects the outside partners' share of the losses realized by the two new subsidiaries referenced above.

         Net Loss was $122,000 in 2000 compared to net income of $17,000 in 1999 due to additional staff and other expenses related to the start-up of two new subsidiaries referenced above.

         Basic loss per share was $0.03 in 2000 compared to basic earnings per share of $0.01 for the comparative quarter in 1999. The diluted loss per share was $0.03 in 2000 compared to diluted earnings per share of $0.01 for the comparative quarter in 1999. Shares outstanding have been retroactively restated for a 3-for-1 stock split in February 2000. (See
Note 2 of Notes to Unaudited Consolidated Financial Statements).


Net Loss in 2000

Management believes that 2000 sales will increase over 1999 sales. The additional equity raised by the Company in 1999 and in 2000 will be used to fund the Company's Internet/Web initiatives in 2000 (and 2001). Under AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all costs incurred by the Company of a "start-up" nature will necessarily need to be expensed as incurred. Such "start-up" expenses, and other non-capitalized costs/expenses associated with the Company's new Internet/Web initiatives, primarily in the Company's Dataquad(tm) and LibraryCard(tm) subsidiaries, are anticipated to result in the Company reporting a

                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q


consolidated net loss for the year ending December 31, 2000 in the $750,000- $1.0 million range (although the Company's on-going business is expected to be profitable again in 2000).


Information Relating To Forward-Looking Statements

         This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Pending Pronouncements

         See Note 6 of Notes to Unaudited Consolidated Financial Statements.


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

                             	AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         	PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.  None.

Item 2.    Changes in Securities and Use of Proceeds.

(a) Securities Sold - On February 14, 2000, the Company consummated a private placement of 225,000 shares (after giving effect to a 3-for-1 stock split) of its (restricted) Common Stock for $4.125 per share.
(b) Purchasers - The stock was sold to an offshore investment company.
(c) Consideration - The gross cash consideration was $930,000. Finder's fees and legal fees totaled $85,500 for net proceeds of $844,500.
(d) Exemption From Registration Claimed - The sale and issuance of the securities was exempt under Section 4(2) of the Securities Act of 1933, SEC Regulation D and otherwise based upon, among other things, the fact that the purchaser is an offshore investment company represented by professional financial advisors.
(e)  Terms of Conversion or Exercise - Not applicable.
(f) Use of Proceeds - The Company used a portion of the net proceeds from the sale of such stock to reduce its capital line of credit with the bank by $600,000, and the balance for working capital.

Item 3.    Defaults upon Senior Securities.  None.

Item 4.    Submission of Matters to a Vote of Security Holders.  None.

Item 5.    Other Information.  None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:  None.

           (b)  None.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUTO-GRAPHICS, INC.



Date      5/15/00                  ss/ Robert S. Cope
                                 Robert S. Cope, Chairman of the Board



Date      5/15/00                  ss/ Daniel E. Luebben
                                 Daniel E. Luebben, Chief Financial Officer