Form 10-Q
period 2000-06-30
AUTO GRAPHICS INC
filed 2000-08-15
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549





                                  Form 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended

  June 30, 2000                      Commission File Number 0-4431



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


                         Yes    X           No


Total shares of Common Stock issued and outstanding as of June 30, 2000 was 4,822,734.





                              AUTO-GRAPHICS, INC.

                                   Form 10-Q

                                 June 30, 2000



                               TABLE OF CONTENTS



          Unaudited Condensed Consolidated Statements of
            Operations For Six Months Ended June 30    1

          Unaudited Condensed Consolidated Statements of
            Operations For Three Months Ended June 30	2

          Unaudited Condensed Consolidated Balance Sheets
            As of June 30, 2000 and December 31, 1999	3

          Unaudited Consolidated Statements of Cash Flows
            For Six Months Ended June 30	4

          Notes to Unaudited Condensed Consolidated
            Financial Statements	5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations...	10

          Part II - Other Information	14

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

                       Unaudited Condensed Consolidated
                           Statements of Operations

                       For The Six Months Ended June 30



                                                2000   	   1999

Net sales (See Note 4)                      $4,379,337	 $4,023,442

Costs and expenses:
  Cost of sales                              2,533,332	  2,332,661
  Selling, general & administrative          2,088,759	  1,532,184

  Total Costs and Expenses                   4,622,091	  3,864,845

Income/(loss) from operations                 (242,754)     158,597

  Interest expense/other                       107,573	     126,973

Income/(loss) before taxes                    (350,327)      31,624

  Provision for taxes
        based on income (See Note 5)             4,368	         --

  Minority interests (See Note 2)             (125,180)          --

Net income/(loss) and
  comprehensive income/(loss) (See Note 3)   $(229,515)   $  31,624


Basis earnings/(loss) per share              $   (0.05)	   $     .01

  Weighted average shares outstanding        4,822,734	   3,131,034

Diluted earnings/(loss) per share            $   (0.05)	   $     .01

  Weighted average shares outstanding        5,062,734	   3,131,034








	See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                       Unaudited Condensed Consolidated
                           Statement of Operations

                      For The Three Months Ended June 30



                                                2000    	   1999

Net sales (See Note 4)                       $2,269,456      $2,041,412

Costs and expenses:
  Cost of sales                               1,334,653       1,135,929

  Selling, general & administrative           1,057,002         837,631

  Total Costs and Expenses                    2,391,655       1,973,560

Income/(loss) from operations                  (122,199)         67,852

  Interest expense/other                         44,126          53,680

Income/(loss) before taxes                     (166,325)         14,172

  Provision for taxes
        based on income                              --             --

  Minority Interests (See Note 2)               (59,028)            --

Net income/(loss) and
  comprehensive income/(loss)(See Note 3)    $ (107,297)    $   14,172


Basis earnings/(loss) per share              $    (0.02)    $      .01

  Weighted average shares outstanding         4,822,734	      3,131,034

Diluted earnings/(loss) per share            $    (0.02)    $      .01

  Weighted average shares outstanding         5,062,734	      3,131,034














    	See Notes to Unaudited Condensed Consolidated Financial Statements

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                Unaudited Condensed Consolidated Balance Sheets

                      June 30, 2000 and December 31, 1999


ASSETS                                           2000   	    1999
Current assets:                                               (Audited)

  Cash                                       $ 2,218,030	$ 3,816,286
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    2000 and 1999)                             1,515,332	  1,401,325
  Unbilled production costs                      122,078	     27,891
  Other current assets                           290,025	    109,987

Total current assets                           4,145,465	  5,355,489

Software, equipment and leasehold
    improvements, net                          5,238,819	  5,110,231

Other assets                                     106,632	    181,595

                                             $ 9,490,916	$10,647,315

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                           $   162,491	$   293,798
  Deferred income                                495,455        1,273,873
  Accrued payroll and related
    liabilities                                  512,540	    497,076
  Other accrued liabilities                      450,336	    124,601
  Current portion of long-term debt               70,000	     70,000

Total current liabilities                      1,690,822	  2,259,348

  Deferred taxes based on income                 475,236	    475,236

  Long-term debt, less current portion         2,518,537        3,153,249

Total liabilities                              4,684,595        5,887,833

Minority Interests                               656,439          676,850


Stockholders' equity:
  Notes Receivable - Stock (See Note 2)         (127,500)        (127,500)
  Common stock, 12,000,000
    shares authorized, 4,822,734
    shares issued and outstanding
    in 2000, and 4,784,934 shares
    issued and outstanding in 1999
    (See Note 2)                               4,348,755        3,793,332
  Retained earnings                              (49,196)         438,977
  Accumulated Other Comprehensive Income         (22,177)	    (22,177)

Total stockholders' equity                     4,279,401	   4,082,632

                                             $ 9,490,916	$ 10,647,315









      See Notes to Unaudited Condensed Consolidated Financial Statements
                                      -4-

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                            Unaudited Consolidated
                           Statements of Cash Flows

                       For the Six Months Ended June 30
                         Increase (Decrease) in Cash


                                                   2000	 	 1999
Cash flows from operating activities:

  Net income/(loss)                             $ (229,515)   $   31,624

  Adjustments to reconcile net
    income/(loss) to net cash
    provided by/(used in) operating
    activities:

     Depreciation and amortization                639,065        622,931
     Minority Interests                          (125,180)            --

     Changes in operating assets
         and liabilities:
         Accounts receivable                      (114,006)      306,194
         Unbilled production costs                 (94,187)       (9,912)
         Other current assets                     (180,039)      (98,995)
         Other assets                               73,246            --
         Accounts payable                         (131,306)     (380,036)
         Deferred income                          (778,418)     (109,097)
         Other accrued liabilities                 325,734       (48,846)
         Accrued payroll and
           related liabilities                      15,464       (99,605)
Net cash provided by (used in)
         operating activities                     (599,142)      214,258

Cash flows from investing activities:
  Capital expenditures                            (765,933)     (625,120)

Cash flows from financing activities:
  Principal payments under debt
         Agreements                               (634,714)      (31,250)
  Net borrowings (payments)under
         line-of-credit agreement                       --       246,803
  Sales of capital
         stock/warrants, net(See Note 2)           677,041            --
  Repurchase of capital stock (See Note 2)        (275,508)      (47,216)

Net cash provided by (used in)
        financing activities                      (233,181)      168,337

Net (decrease) in cash                          (1,598,256)     (242,525)

  Cash at beginning of year                      3,816,286       292,744

Cash at end of year                             $2,218,030   $    50,219

Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                $  158,594   $   146,907
        Income taxes                                 4,368            --




     See Notes to Unaudited Condensed Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements

                                 June 30, 2000

NOTE 1. The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at June 30, 2000, the results of operations and the statements of cash flows for the three and six months ended June 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange
Commission("SEC"). The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

	The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

	This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K, for the period ending December 31, 1999 including, without limitation, the financial statements and notes included therein.

NOTE 2. In May 1999, the Company entered into a selling agreement with an associate pertaining to the Company's 1999 private placement offering, which raised $1,251,000 in equity investment and resulted in the sale/issuance of an additional
1,501,200 shares of the Company's (restricted) Common Stock.
Pursuant to the agreement, the Company sold and issued 240,000
3-year warrants for $800 entitling the associate to purchase one share of the Company's (restricted) Common Stock for each warrant for $.03 per share, which warrants remain issued and outstanding but unexercised at June 30, 2000. The warrants were anti-dilutive for the six months ended June 30, 2000. The
240,000 shares of Common Stock issuable through the exercise of these warrants reflect the Company's only potentially dilutive securities currently outstanding. The Company's principal director/shareholder granted an option to the associate to purchase 1,125,000 shares of the Company's
(restricted) Common Stock owned by such individual (and his Family Trust) through November 2000, subject to a one year renewal provision in favor of the recipient, for $1.67 per share. The shares which are the subject of this option represent approximately 23% of the Company's issued and outstanding Common Stock at June 30, 2000.

Included in the Company's above referenced private placement offering, the Company sold an additional 153,000 shares of its (restricted) Common Stock on four year full recourse interest bearing notes totaling $127,500 to certain senior management of the Company.

	In December 1999, the Company and an associate formed two new subsidiaries, Dataquad, Inc. and The LibraryCard, Inc., and contributed nominal cash consideration to such subsidiaries, an

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to Unaudited Condensed
                     Consolidated Financial Statements

                                June 30, 2000

NOTE 2.  Continued

the Company contributed certain software to Dataquad. A third party investor (who also invested in the Company's 1999 private placement offering) contributed $1.0 million in cash to each of the subsidiaries in return for a 24.5% ownership interest, and the Company and the associate hold 61% and 14.5% interests, respectively. Ten percent of the issued and outstanding shares of Common Stock in each of the two subsidiaries have been reserved for issuance to employees under an employee stock option plan which is currently under development. On June 30, 2000, 700,000 shares of the Common Stock of each subsidiary representing the stock option plan shares were issued to a trustee on 30 month full recourse notes totaling $280,500.

On January 31, 2000, the Company announced a 3-for-1 stock split of its Common Stock to shareholders of record on February 12, 2000, which occurred on February 28, 2000. Two additional shares were issued for each share held on the record date. Following the stock split, shares authorized increased from 4,000,000 to 12,000,000 and shares issued and outstanding from 1,607,578 to 4,822,734 following the private placement and share repurchase referenced below. Share amounts in the Statement of Operations including basic and diluted earnings per share, and the Consolidated Balance Sheets have been adjusted retroactively to reflect the stock split for the periods presented.

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

The Company incurred direct and incremental expenses in connection with the 1999 $1,251,000 private placement offering, the sale of the $2.0 million in shares of the Company's Dataquad, Inc. and The LibraryCard,Inc. subsidiaries, and the above referenced 2000 private placement offering of $930,000 resulting in gross proceeds from the sale of all such securities of $4,181,000. 2000 equity funding costs and expenses, including legal, and selling expenses totaled $254,000 which have been offset against the total equity raised.

                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q

                        Notes to Unaudited Condensed
                     Consolidated Financial Statements

                                June 30, 2000


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

Note 4. As of the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131,
"Disclosures about Segments of an Enterprise and Related
Information". The Statement establishes standards for reporting information about operating segments in interim and annual financial statements. The following table summarizes sales based on the location of the customers and assets based on the location of the asset for the six months ending June
30, 2000 and 1999:

                                      2000              1999

Geographic areas
    Net sales
        United States            $ 3,439,956       $ 3,103,845
        Foreign - Canada/Other       939,381           919,597
    Long-lived assets, net
        United States              5,072,239         4,916,734
        Foreign - Canada             166,580           193,497

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

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to Unaudited Condensed
                      Consolidated Financial Statements

                               June 30, 2000


Note 6. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No.
128, "Earnings per Share", which is effective for interim and annual periods ending after December 15, 1997. The Company adopted the standard as of December 31, 1997. The standard requires the Company to present basic earnings per share and diluted earnings per share, using the treasury method and requires restatement of prior earnings per share data presented. Basic earnings per share computations are based on the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share computations are based on the weighted average number of shares of Common Stock outstanding during the year plus the dilutive effect of warrants. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated
Statement of Operations and Comprehensive Income for the six months ending June 30, 2000 and 1999:

                                       2000           1999

Net Income/(loss)                  $  (229,515)   $    31,624

Weighted average shares
            outstanding - Basic      4,822,734      3,131,034
Dilutive effect of warrants            240,000             --
Weighted average shares
            outstanding - Diluted    5,062,734      3,131,034

Net income/(loss) per share - Basic     ($0.05)         $0.01
Net income/(loss) per share - Diluted   ($0.05)         $0.01

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to 	Unaudited Condensed
                     Consolidated Financial Statements

                                June 30, 2000


Note 6. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statement of Operations and Comprehensive
Income for the three months ending June 30, 2000 and 1999:

                                        2000           1999

Net Income/(loss)                   $  (107,297)   $    14,172

Weighted average
         shares outstanding - Basic   4,822,734      3,131,034
Dilutive effect of warrants             240,000             --
Weighted average shares
         outstanding - Diluted        5,062,734      3,131,034

Net income/(loss) per share - Basic      ($0.02)         $0.01
Net income/(loss) per share - Diluted    ($0.02)         $0.01

                            AUTO-GRAPHICS, INC.
                                Form 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

December 31, 1999 to June 30, 2000

         Liquidity and capital resources. Working capital decreased $641,000 primarily as a result of principal payments on long-term debt in the amount of $635,000. Accounts receivable increased $114,000 due to an increase in net sales. (See net sales below). The average collection period for accounts receivable increased from 55 days at December 31, 1999 to 59 days at June 30, 2000. Net cash used in operations was $599,000 in the first six months of 2000 down from $214,000 provided by operations in the first six months of 1999 due primarily to a reduction in deferred income attributable to cash advances from customers. Capital expenditures increased to $766,000 in the first half of 2000 from $625,000 in the first half of 1999 due to the procurement of computer equipment, and office equipment and furniture associated with the consolidation of office space at the Company's Pomona headquarters.

         Management believes that liquidity and capital resources will be adequate to fund operations including development of the business of the Company's two new majority-owned subsidiaries, Dataquad(tm) and LibraryCard(tm), during 2000 and into 2001.

         In order to accelerate development and expand the scope of the Company's Internet/Web initiatives and business, the Company will continue to explore opportunities to raise additional equity (although there can be no assurances that such equity financing will be available on terms and conditions favorable to the Company or at all). In 1999, the Company raised approximately $3.0 million through the sale of stock in the Company and in the Dataquad(tm) and LibraryCard(tm) subsidiaries. In February 2000, the Company raised an additional $930,000 in equity through the sale of stock, and used $600,000 of such proceeds to pay down the Company's $3.0 million capital line of credit to $2.4 million. At June 30, 2000, the Company's cash position was approximately $2.2 million.

         Recently, the Company has restructured and extended the term of its credit facilities with its bank (Wells Fargo Bank, N.A.) through June 3, 2002. The new facility is now comprised of a single revolving line of credit. In light of the Company's present cash resources, and anticipated need for bank credit, the newly implemented line of credit will start at a $3.0 million commitment and decrease over the two year term to a $2.0 million commitment and carry a lower rate of interest and reduced loan fees. The new loan covenants will provide the Company with greater flexibility to incur consolidated net losses (see Net Loss in 2000 below) and commit its cash resources to new initiatives consistent with less restrictive financial ratio covenants; and the Company has agreed to maintain conservative liquidity ratios which are designed to encourage the Company to finance future growth with investment capital (as opposed to bank debt).

                             	AUTO-GRAPHICS, INC.
                                  Form 10-Q


RESULTS OF OPERATIONS

First Six Months 2000 as Compared to First Six Months 1999

          Net sales increased $356,000 or 9% to $4,379,000 up from $4,023,000 in 1999. The net sales increase is due primarily to two large non-recurring processing and conversion projects.

          Cost of sales increased $201,000 or 9% corresponding to the increase in net sales.

          Selling, general and administrative expenses increased $557,000 or 36% in 2000 over 1999 due to additional staff and other recurring and non-recurring expenses related to the start-up of the two new Dataquad(tm) and LibraryCard(tm) subsidiaries. The Company expects these elevated expense levels to increase through 2000 and into 2001.

          Income/(loss) from operations declined $401,000 to a loss of $350,000 in 2000 due to additional staff and other recurring and non-recurring expenses related to the start-up of the two new Dataquad(tm) and LibraryCard(tm) subsidiaries.

          Interest expense/other decreased $19,000 or 15% due to additional interest income earned on excess cash balances.

	     Provision for taxes based on income reflects minimum state income taxes payable. (See Note 5 of Notes to Unaudited Condensed
Consolidated Financial Statements).

          Minority Interests reflects the non-Company owners' share of the losses realized by the two new subsidiaries referenced above.

          Net income/(loss) declined to a $230,000 net loss in 2000 down from net income of $32,000 in 1999 due to additional staff and other recurring and non-recurring expenses related to the start-up of the two new Dataquad(tm) and LibraryCard(tm) subsidiaries.

          Basic earnings per share and diluted earnings per share decreased from $0.01 per share in 1999 to a loss of $0.05 per share in 2000 due to additional staff and other recurring and non-recurring expenses related to the start-up of the Dataquad(tm) and LibraryCard(tm)
subsidiaries.   Shares outstanding have been retroactively restated for a
3-for-1 stock split in February 2000. (See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).

                             AUTO-GRAPHICS, INC.
                                 Form 10-Q


Second Quarter 2000 as Compared to Second Quarter 1999

          Net sales increased $228,000 or 10% to $2,269,000. The net sales increase was due primarily to two large non-recurring processing and conversion projects.

          Cost of sales increased $199,000 or 17% in 2000 due to additional staff and other recurring and non-recurring expenses related to the start-up of the two new Dataquad(tm) and LibraryCard(tm) subsidiaries.

          Selling, general and administrative expenses increased
$219,000 or 26% due to additional staff and other recurring and non-recurring expenses related to the start-up of the two new Dataquad(tm) and LibraryCard(tm) subsidiaries.

          Income/(loss) from operations declined $190,000 to a loss of $122,000 in 2000 due to additional staff and other recurring and non-recurring expenses related to the start-up of the two new Dataquad(tm) and LibraryCard(tm) subsidiaries.

          Interest expense/other was $44,000 in 2000 down from $54,000 in 1999 due to additional interest income earned on excess cash balances.

          Minority Interests reflects the non-Company owners' share of the losses realized by the two new subsidiaries referenced above.

          Net income/(loss) declined to a loss of $107,000 in 2000, down from net income of $14,000 in 1999 due to additional staff and other recurring and non-recurring expenses related to the start-up of the two new Dataquad(tm) and LibraryCard(tm) subsidiaries.

          Basic earnings per share and diluted earnings per share decreased from $0.01 per share in 1999 to a loss of $0.02 per share in 2000 due to the same reason. Shares outstanding have been retroactively restated for a 3-for-1 stock split in February 2000. (See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).


Net Loss in 2000

          Management believes that 2000 sales will increase over 1999 sales. The additional equity raised by the Company in 1999 and in 2000 will be used to fund the Company's Internet/Web initiatives in 2000 (and 2001). Under AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all costs incurred by the Company of a "start-up" nature must be expensed as incurred. Such "start-up" expenses, and other non-capitalized costs/expenses associated with the Company's new Internet/Web initiatives, primarily in the Company's Dataquad(tm) and LibraryCard(tm) subsidiaries, are anticipated to result in the Company reporting a consolidated net loss for the year ending December 31, 2000 in the $750,000-$1.0 million range (although the Company's on-going business is expected to be profitable again in
2000).

                           AUTO-GRAPHICS, INC.
                                Form 10-Q


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

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q


                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

At the time of the departure of the Company's former Chief Operating Officer, William J. Kliss, in April of 2000, Mr. Kliss filed suit against the Company in Orange County California Superior Court, Case No. 000004363 captioned William Kliss v. Auto-Graphics, Inc., et al., alleging that he was entitled to receive a grant of stock options under the Company's nonqualified stock option plan attributable to his past employment with the Company (the "Action"). At the time of the Action, Mr. Kliss owned approximately 65,500 shares of the Company's issued and outstanding Common Stock 60,000 (post 3-for-1 split) shares of which had been purchased by Mr. Kliss in the Company's 1999 private placement offering for a promissory note payable to the Company from Mr. Kliss in the amount of $50,000 secured by such shares of restricted stock (the "Note"). In July 2000, the Company and Mr. Kliss agreed to settle the Action (the "Settlement"). Pursuant to the Settlement, the Company will purchase or arrange for the purchase by third parties of all of the 65,500 shares of the Company's Common Stock owned by Mr. Kliss (the "Stock"), and Mr. Kliss will receive total consideration for the Settlement including as payment for the Stock in the amount of $225,000 payable over a period of fifteen (15) months, plus interest at the rate of 5%, commencing in September 2000; and the original promissory note will be forgiven. The Settlement with Mr. Kliss will not require the Company to take any additional charge over and above the Company's existing reserve in respect of employee termination matters.

Item 2.   Changes in Securities.  None

Item 3.   Defaults upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

          10.40  Form of Patick Stock Purchase Agreement dated
                 June 30, 2000.

          (b) The Company filed Form 8-K on April 30, 2000 covering Exhibits to the Form 10-K report for the year ended December 31, 1999. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled during the period covered by this report.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q


                          PART II - OTHER INFORMATION


                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUTO-GRAPHICS, INC.


Date         8/14/00                ss/ Michael K. Skiles
                                   Michael K. Skiles, President


Date         8/14/00                ss/ Daniel E. Luebben
                                   Daniel E. Luebben, Chief Financial
                                   Officer and Secretary