Form 10-Q/A
period 2000-06-30
AUTO GRAPHICS INC
filed 2000-09-06
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549





                                  Form 10-Q/A



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended                            Commission File Number

       June 30, 2000                                  0-4431
-----------------------------            -------------------------------



                      AUTO-GRAPHICS, INC.
        -----------------------------------------------------
        (exact name of registrant as specified in its charter)



          California                                 95-2105641
-----------------------------             --------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification Number)



3201 Temple Avenue, Pomona, California                 91768-3200
---------------------------------------          -------------------------
(Address of principal executive offices)               (zip code)



Registrant's telephone number, including area code:    (909) 595-7204



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes    X           No
                             -------           -------


Total shares of Common Stock issued and outstanding as of June 30, 2000 was 4,822,734.





                              AUTO-GRAPHICS, INC.

                                   Form 10-Q

                                 June 30, 2000



                               TABLE OF CONTENTS



          Unaudited Condensed Consolidated Statements of
            Operations For Six Months Ended June 30                1

          Unaudited Condensed Consolidated Statements of
            Operations For Three Months Ended June 30              2

          Unaudited Condensed Consolidated Balance Sheets
            As of June 30, 2000 and December 31, 1999              3

          Unaudited Consolidated Statements of Cash Flows
            For Six Months Ended June 30                           4

          Notes to Unaudited Condensed Consolidated
            Financial Statements                                   5

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            10

          Part II - Other Information                             14

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

                       Unaudited Condensed Consolidated
                           Statements of Operations

                       For The Six Months Ended June 30



                                                2000        1999
                                            ----------   ----------

Net sales (See Note 4)                      $4,379,337   $4,023,442

Costs and expenses:
  Cost of sales                              2,533,332    2,332,661
  Selling, general & administrative          2,088,759    1,532,184
                                            ----------   ----------
  Total Costs and Expenses                   4,622,091    3,864,845

Income/(loss) from operations                 (242,754)     158,597

  Interest expense/other                       107,573      126,973
                                            ----------   ----------
Income/(loss) before taxes                    (350,327)      31,624

  Provision for taxes
        based on income (See Note 5)             4,368           --

  Minority interests (See Note 2)             (125,180)          --
                                            ----------   ----------
Net income/(loss) and
  comprehensive income/(loss) (See Note 3)  $ (229,515)  $   31,624
                                            ==========   ==========

Basis earnings/(loss) per share             $    (0.05)   $     .01

  Weighted average shares outstanding        4,822,734    3,131,034

Diluted earnings/(loss) per share           $    (0.05)   $     .01

  Weighted average shares outstanding        5,062,734    3,131,034








 See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                       Unaudited Condensed Consolidated
                           Statement of Operations

                      For The Three Months Ended June 30



                                                2000        1999
                                            ----------   ----------

Net sales (See Note 4)                      $2,269,456   $2,041,412

Costs and expenses:
  Cost of sales                              1,334,653    1,135,929
  Selling, general & administrative          1,057,002      837,631
                                            ----------   ----------

  Total Costs and Expenses                   2,391,655    1,973,560

Income/(loss) from operations                 (122,199)      67,852

  Interest expense/other                        44,126       53,680
                                            ----------   ----------
Income/(loss) before taxes                    (166,325)      14,172

  Provision for taxes
        based on income                             --           --

  Minority Interests (See Note 2)              (59,028)          --
                                            ----------   ----------
Net income/(loss) and
  comprehensive income/(loss)(See Note 3)   $ (107,297)  $   14,172
                                            ==========   ==========

Basis earnings/(loss) per share             $    (0.02)  $      .01

  Weighted average shares outstanding        4,822,734    3,131,034

Diluted earnings/(loss) per share           $    (0.02)  $      .01

  Weighted average shares outstanding        5,062,734    3,131,034














     See Notes to Unaudited Condensed Consolidated Financial Statements

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                Unaudited Condensed Consolidated Balance Sheets

                      June 30, 2000 and December 31, 1999


ASSETS                                           2000          1999
                                             -----------   -----------
Current assets:                                              (Audited)

  Cash                                       $ 2,218,030   $ 3,816,286
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    2000 and 1999)                             1,515,332     1,401,325
  Unbilled production costs                      122,078        27,891
  Other current assets                           290,025       109,987
                                             -----------   -----------
Total current assets                           4,145,465     5,355,489

Software, equipment and leasehold
    improvements, net                          5,238,819     5,110,231

Other assets                                     106,632       181,595
                                             -----------   -----------
                                             $ 9,490,916   $10,647,315
                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                           $   162,491   $   293,798
  Deferred income                                495,455     1,273,873
  Accrued payroll and related
    liabilities                                  512,540       497,076
  Other accrued liabilities                      450,336       124,601
  Current portion of long-term debt               70,000        70,000
                                             -----------   -----------
Total current liabilities                      1,690,822     2,259,348

  Deferred taxes based on income                 475,236       475,236

  Long-term debt, less current portion         2,518,537     3,153,249
                                             -----------   -----------
Total liabilities                              4,684,595     5,887,833

Minority Interests                               656,439       676,850


Stockholders' equity:
  Notes Receivable - Stock (See Note 2)         (127,500)     (127,500)
  Common stock, 12,000,000
    shares authorized, 4,822,734
    shares issued and outstanding
    in 2000, and 4,784,934 shares
    issued and outstanding in 1999
    (See Note 2)                               4,348,755     3,793,332
  Retained earnings                              (49,196)      438,977
  Accumulated Other Comprehensive Income         (22,177)      (22,177)
                                             -----------   -----------
Total stockholders' equity                     4,149,882     4,082,632
                                             -----------   -----------
                                             $ 9,490,916   $10,647,315
                                             ===========   ===========








      See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                            Unaudited Consolidated
                           Statements of Cash Flows

                       For the Six Months Ended June 30
                         Increase (Decrease) in Cash


                                                   2000          1999
Cash flows from operating activities:          -----------   -----------

  Net income/(loss)                            $  (229,515)  $    31,624

  Adjustments to reconcile net
    income/(loss) to net cash
    provided by/(used in) operating
    activities:

     Depreciation and amortization                 639,065       622,931
     Minority Interests                           (125,180)           --

     Changes in operating assets
         and liabilities:
         Accounts receivable                      (114,006)      306,194
         Unbilled production costs                 (94,187)       (9,912)
         Other current assets                     (180,039)      (98,995)
         Other assets                               73,246            --
         Accounts payable                         (131,306)     (380,036)
         Deferred income                          (778,418)     (109,097)
         Other accrued liabilities                 325,734       (48,846)
         Accrued payroll and
           related liabilities                      15,464       (99,605)
                                               -----------   -----------
Net cash provided by (used in)
         operating activities                     (599,142)      214,258

Cash flows from investing activities:
  Capital expenditures                            (765,933)     (625,120)

Cash flows from financing activities:
  Principal payments under debt
         Agreements                               (634,714)      (31,250)
  Net borrowings (payments)under
         line-of-credit agreement                       --       246,803
  Sales of capital
         stock/warrants, net(See Note 2)           677,041            --
  Repurchase of capital stock (See Note 2)        (275,508)      (47,216)
                                               -----------   -----------
Net cash provided by (used in)
        financing activities                      (233,181)      168,337
                                               -----------   -----------
Net (decrease) in cash                          (1,598,256)     (242,525)
  Cash at beginning of year                      3,816,286       292,744
                                               -----------   -----------
Cash at end of year                            $ 2,218,030   $    50,219
                                               ===========   ===========
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                               $   158,594   $   146,907
        Income taxes                                 4,368            --




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

NOTE 2. In May 1999, the Company entered into a selling agreement with an associate pertaining to the Company's 1999 private placement offering, which raised $1,251,000 in equity investment and resulted in the sale/ issuance of an additional 1,501,200 shares of the Company's (restricted) Common Stock. Pursuant to the agreement, the Company sold and issued 240,000 3-year warrants for $800 entitling the associate to purchase one share of the Company's (restricted) Common Stock for each warrant for $.03 per share, which warrants remain issued and outstanding but unexercised at June 30, 2000. The warrants were anti-dilutive for the six months ended June 30, 2000. The 240,000 shares of Common Stock issuable through the exercise of these warrants reflect the Company's only potentially dilutive securities currently outstanding. The Company's principal director/shareholder granted an option to the associate to purchase 1,125,000 shares of the Company's (restricted) Common Stock owned by such individual (and his Family Trust) through November 2000, subject to a one year renewal provision in favor of the recipient, for $1.67 per share. The shares which are the subject of this option represent approximately 23% of the Company's issued and outstanding
Common Stock at June 30, 2000.

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

                                     2000              1999
                                 -----------       -----------

Geographic areas
    Net sales
        United States            $ 3,439,956       $ 3,103,845
        Foreign - Canada/Other       939,381           919,597
    Long-lived assets, net
        United States              5,072,239         4,916,734
        Foreign - Canada             166,580           193,497

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

                                       2000           1999
                                   -----------    -----------
Net Income/(loss)                  $  (229,515)   $    31,624

Weighted average shares
            outstanding - Basic      4,822,734      3,131,034
Dilutive effect of warrants            240,000             --
                                   -----------    -----------
Weighted average shares
            outstanding - Diluted    5,062,734      3,131,034

Net income/(loss) per share - Basic     ($0.05)         $0.01
Net income/(loss) per share - Diluted   ($0.05)         $0.01

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to  Unaudited Condensed
                     Consolidated Financial Statements

                                June 30, 2000


Note 6. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statement of Operations and Comprehensive Income for the three months ending June 30, 2000 and 1999:

                                        2000           1999
                                    -----------    -----------
Net Income/(loss)                   $  (107,297)   $    14,172

Weighted average
         shares outstanding - Basic   4,822,734      3,131,034
Dilutive effect of warrants             240,000             --
                                    -----------    -----------
Weighted average shares
         outstanding - Diluted        5,062,734      3,131,034

Net income/(loss) per share - Basic      ($0.02)         $0.01
Net income/(loss) per share - Diluted    ($0.02)         $0.01

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

                                   AUTO-GRAPHICS, INC.


Date:        8/14/00                ss/ Michael K. Skiles
     ------------------------      ---------------------------------
                                   Michael K. Skiles, President


Date:        8/14/00                ss/ Daniel E. Luebben
     ------------------------      ----------------------------------
                                   Daniel E. Luebben, Chief Financial
                                   Officer and Secretary