Form 10-Q/A
period 2000-09-30
AUTO GRAPHICS INC
filed 2000-11-15
CIK 8598

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549





                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended:

        September 30, 2000                Commission File Number 0-4431



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


                        Yes    X           No

Total Shares Outstanding:

                           Common Stock:  4,757,234

                             AUTO-GRAPHICS, INC.

                                  Form 10-Q

                              September 30, 2000



                              TABLE OF CONTENTS


          Part I - Financial Information                             3

          Unaudited Condensed Consolidated Statements of
            Operations and Comprehensive Income
            For Nine Months Ended September 30, 2000 and 1999        3

          Unaudited Condensed Consolidated Statements of
            Operations and Comprehensive Income
            For Three Months Ended September 30, 2000 and 1999       4

          Unaudited Condensed Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999                 5

          Unaudited Condensed Consolidated Statements of
            Cash Flows For Nine Months Ended
            September 30, 2000 and 1999                              6

          Notes to the Unaudited Condensed
            Consolidated Financial Statements                        7

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              12

          Part II - Other Information                               16

                          AUTO-GRAPHICS, INC.
                              Form 10-Q

                     PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       Unaudited Condensed Consolidated
               Statements of Operations and Comprehensive Income

             For the Nine Months Ended September 30, 2000 and 1999


                                                2000           1999

Net sales (See Note 4)                       $6,238,124     $5,928,238

Costs and expenses:
  Cost of sales                               3,671,675      3,417,328
  Selling, general & administrative           3,292,803      2,242,885

  Total costs and expenses                    6,964,478      5,660,213

Income/(loss) from operations                  (726,354)       268,025

  Interest/other                                142,626        211,467

Income/(loss) before taxes                     (868,980)        56,558

  Provision for taxes
    based on income (See Note 5)                  5,651             --

  Minority Interest (See Note 2)               (332,208)            --

Net income/(loss) and
  Comprehensive income/(loss) (See Note 3)   $ (542,423)    $   56,558

Basic earnings/(loss) per share              $    (0.11)    $     0.02

  Weighted average shares outstanding         4,794,782      3,431,433

Diluted earnings/(loss) per share            $    (0.11)    $     0.02

  Weighted average shares outstanding         4,794,782      3,487,758













     See Notes to Unaudited Condensed Consolidated Financial Statements

                             AUTO-GRAPHICS, INC.
                                 Form 10-Q

                       Unaudited Condensed Consolidated
               Statements of Operations and Comprehensive Income

               For Three Months Ended September 30, 2000 and 1999


                                                2000           1999

Net sales (See Note 4)                       $1,858,787     $1,904,796

Costs and expenses:
  Cost of sales                               1,138,343      1,084,667
  Selling, general & administrative           1,204,044        710,701

  Total costs and expenses                    2,342,387      1,795,368

Income/(loss) from operations                  (483,600)       109,428

  	Interest/other                                 35,053         84,494

Income/loss) before taxes                      (518,653)        24,934

  Provision for taxes
    based on income (See Note 5)                  1,283             --

  Minority Interest (See Note 2)               (207,028)            --

Net income/comprehensive
  income/(loss) (See Note 3)                 $ (312,908)    $   24,934

Basic earnings/(loss) per share              $    (0.07)    $     0.01

  Weighted average shares outstanding         4,765,678      4,032,234

Diluted earnings/(loss) per share            $    (0.07)    $     0.01

  Weighted average shares outstanding         4,765,678      4,201,209


















      See Notes to Unaudited Condensed Consolidated Financial Statements

                               AUTO-GRAPHICS, INC.
                                   Form 10-Q

                  Unaudited Condensed Consolidated Balance Sheets

                     September 30, 2000 and December 31, 1999


ASSETS                                           2000            1999
Current Assets:                                               (Audited)

  Cash                                       $ 1,987,532     $ 3,816,286
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    2000 and 1999)                             1,081,963       1,401,325
  Unbilled production costs                      269,552          27,891
  Other current assets                           261,923         109,987
Total current assets                           3,600,970       5,355,489

Software, equipment and leasehold
  improvements, net                            5,420,781       5,110,231

Other assets                                      93,273         181,595
                                             $ 9,115,024     $10,647,315

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                            $  459,403     $   293,798
  Deferred income                                898,449       1,273,873
  Accrued payroll and related
    liabilities                                  400,392         497,076
  Other accrued liabilities                      120,114         124,601
  Current portion of long-term debt              186,667          70,000
Total current liabilities                      2,065,025       2,259,348

  Long-term debt, less current portion         2,393,378       3,153,249

  Deferred taxes based on income                 475,236         475,236
Total liabilities                              4,933,639       5,887,833

Minority Interests                               449,412         676,850

Stockholders' equity:
  Notes Receivable - Stock (See Note 2)          (77,500)       (127,500)
  Common stock, 12,000,000
    shares authorized, 4,757,234
    shares issued and outstanding
    in 2000, and 3,431,433 shares
    issued and outstanding in 1999
    (See Note 2)                               4,193,754       3,793,332
  Retained earnings (Accumulated Deficit)       (362,104)        438,977
Accumulated Other Comprehensive Income           (22,177)        (22,177)

Total stockholders' equity                     3,731,973       4,082,632

                                             $ 9,115,024     $10,647,315







      See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q
                            Unaudited Statements of
                                   Cash Flows

             For the Nine Months Ended September 30, 2000 and 1999


                                                   2000             1999
Cash flows from operating activities:
Increase (Decrease) in Cash
  Net income/(loss)                             $ (542,423)      $   56,558

  Adjustments to reconcile net
    income/(loss) to net cash
    provided by (used in) operating activities:

  Depreciation and amortization                    977,769          915,225
  Minority Interest                               (332,208)              --
Changes in operating assets
       and liabilities:
       Accounts receivable                         356,863          605,403
       Unbilled production costs                  (241,661)         (33,019)
       Other current assets                       (151,937)         208,969
       Other assets                                 48,246               --
       Accounts payable                            165,605         (504,336)
       Deferred income                            (375,424)         140,112
       Other accrued liabilities                    (4,488)          24,124
       Accrued payroll and
         related liabilities                       (96,685)          (6,586)
Net cash provided by (used in)
  operating activities                            (196,343)       1,406,450

Cash flows from investing activities:
  Capital expenditures                          (1,285,738)        (937,013)

Cash flows from financing activities:
  Net principal payments under debt
    agreements                                    (643,206)         (48,000)
  Sale of capital
    stock/warrants, net (See Note 2)               677,041          593,783
  Repurchase of stock, net (See Note 2)           (380,508)              --
Net cash provided by (used in)
  financing activities                            (346,673)         545,783

Net increase (decrease) in cash                 (1,828,754)       1,015,220

Cash at beginning of year                        3,816,286          292,744

Cash at end of period                           $1,987,532       $1,307,964

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                    $  222,778       $  238,605
    Income taxes                                    15,251           14,512


      See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements

                               September 30, 2000

NOTE 1. The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant and include all normal and recurring adjustments which are, in the opinion of Management, necessary for a fair presentation of the financial position at September 30, 2000, the results of operations and the statements of cash flows for the three and nine months ended September 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission("SEC"). The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K, for the period ended December 31, 1999 including, without limitation, the financial statements and notes included therein.

NOTE 2. In May 1999, the Company entered into a selling agreement with an associate pertaining to the Company's 1999 private placement offering, which raised $1,251,000 in equity investment and resulted in the sale/ issuance of an additional 1,501,200 shares of the Company's (restricted) Common Stock. Pursuant to the selling agreement, the Company sold and issued 240,000 3-year warrants for $800 entitling the associate to purchase one share of the Company's (restricted) Common Stock for each warrant for $.03 per share, which warrants remained issued and outstanding but unexercised at September 30, 2000 (the warrants were recently sold by the associate and exercised by the buyer subsequent to September 30, 2000). The warrants were anti-dilutive for the nine months ended September 30, 2000. The 240,000 shares of Common Stock issuable through the exercise of these warrants reflect the Company's only potentially dilutive securities currently outstanding.

In May 1999, the Company's principal director/shareholder granted an 18 month option to the same associate to purchase 1,125,000 shares of the Company's (restricted) Common Stock owned by such individual (and his Family Trust) through November 15, 2000, subject to a one year renewal provision in favor of the recipient, for $1.67 per share. (See Exhibit 10.30 "Option Agreement" to Form 10-Q for the period ended June 30, 1999). Likewise, the principal director/shareholder has an option under the same agreement to sell an additional 445,173 shares to the associate for $1.58 per share. The total shares (1,570,173) which are the subject of this option represent approximately 33% of the Company's issued and outstanding Common Stock at September 30, 2000. On November 14, 2000, the associate notified the Company and its principal director/shareholder that the associate is exercising his option to purchase the 1,125,000 shares of restricted Common Stock under the Option Agreement. Purchase of shares under the option, which represent an actual or potential change in control of the Company, is subject to completion of "due diligence" and payment for shares purchased by the buyer within 45 days.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to Unaudited Condensed
                     Consolidated Financial Statements

                              September 30, 2000

NOTE 2.  Continued

As part of the Company's above referenced private placement offering, the Company sold an additional 93,000 shares of its (restricted) Common Stock on 4-year full recourse interest bearing notes totaling $77,500 to certain senior management of the Company.

In December 1999, the Company and the associate formed two new subsidiaries, Dataquad, Inc. and The LibraryCard, Inc., and contributed nominal cash consideration to such subsidiaries, and the Company contributed certain software and other assets to Dataquad. A third party investor (who also invested in the Company's 1999 private placement offering) invested $1.0 million in cash in each of the subsidiaries in return for a 24.5% ownership interest. The Company retained 61% and the associate retained a 5.5% interest personally and a 9% interest as trustee, after the issuance of 700,000 shares of Common Stock of each subsidiary to the associate as trustee for their stock option/purchase plans on 30 month full recourse notes totaling $280,500. In October 2000, the investor reported to the Company that he did not believe that the Company had fully performed all of its obligations in respect of such subsidiaries' securities sale and purchase transactions; and that, because the Company had not satisfied the investor's expectations regarding the Dataquad transaction, the investor maintained that his investment in LibraryCard was also put into issue. The investor indicated that he has no facts upon which to base any belief that the LibraryCard stock purchase transaction was not in accordance with the party's agreement. At this point in time, it is unclear whether or not the investor will actually assert any claims, in litigation or otherwise, that he is entitled to rescission and/or damages in respect of his investments in Dataquad, LibraryCard and/or the Company. The Company believes that, with the recent significant decline in the market valuations for technology including Internet stocks and the near term prospects for same, the investor may be experiencing "buyer's remorse". The Company is not aware of any factual basis for the investor asserting any misrepresentation, securities laws or similar claims against the Company, and/or LibraryCard in connection with the investor's purchase of shares of LibraryCard (or the Company). The Company is not aware of any facts upon which the investor could be expected to prevail in any action asserting similar claims against the Company, and/or Dataquad in connection with the investor's purchase of shares of Dataquad.

On January 31, 2000, the Company announced a 3-for-1 stock split of its Common Stock to shareholders of record on February 12, 2000, which stock split occurred on February 28, 2000. Two additional shares were issued for each share held on the record date. Following the stock split, shares authorized increased from 4,000,000 to 12,000,000 and shares issued and outstanding from 1,607,578 to 4,822,734 following the private placement and share repurchase referenced below. Share amounts in the Statement of Operations including basic and diluted earnings per share, and the Consolidated Balance Sheets and notes thereto have been adjusted retroactively to reflect the stock split for the periods presented.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                        Notes to Unaudited Condensed
                     Consolidated Financial Statements

                                September 30, 2000

NOTE 2.  Continued

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

The Company incurred direct and incremental expenses in connection with the 1999 $1,251,000 private placement offering, the sale of the $2.0 million in shares of the Company's Dataquad, Inc. and The LibraryCard,Inc. subsidiaries, and the above referenced 2000 private placement offering of $930,000 resulting in gross proceeds from the sale of all such securities of $4,181,000. Equity funding costs and expenses in 2000, including legal, and selling expenses totaling $254,000, have been offset against the total equity raised.

In July 2000, the Company settled a lawsuit with a former officer (See Part II, Item 1. "Legal Proceedings") for total consideration of $225,000 including the repurchase of 65,500 shares of the Company's Common Stock for $105,000.

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

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to  Unaudited Condensed
                     Consolidated Financial Statements

                              September 30, 2000

Note 4. As of the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for reporting information about operating segments in interim and annual financial statements. The following table summarizes sales based on the location of the customers and assets based on the location of the asset for the nine months ending September 30, 2000 and 1999:

                                     2000              1999
                                 -----------       -----------

Geographic areas
    Net sales
        United States            $ 4,914,002       $ 4,603,785
        Foreign - Canada/Other     1,324,122         1,324,453
    Long-lived assets, net
        United States              5,268,341         4,874,642
        Foreign - Canada             152,440           170,347

Note 5. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December 31, 1999, the Company has available federal, state and Canadian net operating loss carry-forwards of approximately $385,000, $498,000 and $337,000, respectively, for income tax purposes. Federal net operating loss carry-forwards expire in 2018, and state and foreign taxes in 2005.

Note 6. As of fiscal year-end December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share". The standard requires the Company to present basic earnings per share and diluted earnings per share, using the treasury method and requires restatement of prior earnings per share data presented. Basic earnings per share computations are based on the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share computations are based on the weighted average number of shares of Common Stock outstanding during the year plus the dilutive effect of warrants. For the nine and three months ended September 30, 2000, 240,000 of warrants were outstanding but were not included in the computation of loss per share because the effect of exercise would have had an anti-dilutive effect on loss per share.

                            AUTO-GRAPHICS, INC.
                                Form 10-Q

Note 6.  Continued

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statements of Operations and Comprehensive Income for the nine months ended
September 30, 2000 and 1999:

                                       2000           1999
                                   -----------    -----------
Net Income/(loss)                  $  (542,423)   $    56,558

Weighted average shares
            outstanding - Basic      4,794,782      3,431,433
Dilutive effect of warrants                 --         56,325
                                   -----------    -----------
Weighted average shares
            outstanding - Diluted    4,794,782      3,487,758

Net income/(loss) per share - Basic     ($0.11)         $0.02
Net income/(loss) per share - Diluted   ($0.11)         $0.02

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Consolidated Statement of Operations and Comprehensive Income for the three months ended September 30, 2000 and 1999:

                                        2000           1999
                                    -----------    -----------
Net Income/(loss)                   $  (312,908)   $    24,934

Weighted average
         shares outstanding - Basic   4,765,678      4,032,234
Dilutive effect of warrants                  --        168,975
                                    -----------    -----------
Weighted average shares
         outstanding - Diluted        4,765,678      4,201,209

Net income/(loss) per share - Basic      ($0.07)         $0.01
Net income/(loss) per share - Diluted    ($0.07)         $0.01

                            AUTO-GRAPHICS, INC.
                                Form 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

December 31, 1999 to September 30, 2000

         Liquidity and capital resources. Working capital decreased $1,560,000 primarily as a result of capital expenditures of $1,286,000 and principal payments on long-term debt of $643,000. Accounts receivable also declined by $357,000 despite an increase in net sales as a growing proportion of the Company's net sales and accounts receivable are being paid in advance via customer deposits (deferred income), which also declined by $375,000.
The average collection period for accounts receivable was unchanged at 55 days at December 31, 1999 and September 30, 2000. Net cash used in operations was $196,000 in the first nine months of 2000 down from $1,406,000 provided by operations in the first nine months of 1999 due primarily to net losses (offset by minority interests) from additional staff and expenses related to the start-up of two new subsidiaries, Dataquad and LibraryCard and an increase in legal expenses. Capital expenditures year-to-date increased to $1,286,000 through the third quarter of 2000 up from $937,000 through the third quarter of 1999 due to software development expenditures for the next generation Impact/Online and Impact/CMS editor systems and the procurement of computer equipment, office equipment and furniture associated with the consolidation of office space at the Company's Pomona headquarters. Unbilled production costs increased $242,000 due to an increase in Datacat catalog projects. Other current assets increased $152,000 due to miscellaneous increases in prepaid expenses through the first nine months of 2000.

         Management believes that liquidity and capital resources will be adequate to fund operations including development of the business of the Company's new majority-owned subsidiary Dataquad(tm) into 2001.
However, LibraryCard's current independent financial resources are sufficient to sustain the subsidiary only through the balance of 2000. The Company recently committed to provide additional funding in an amount of up to $250,000 which should sustain the present operation through February 2001.
The Company is initiating a private placement offering to raise gross proceeds of $750,000 through the sale of 750,000 shares of LibraryCard Common Stock at $1.00 per share. The subject LibraryCard shares are convertible into one share of the Company's (restricted) Common stock for three shares of LibraryCard (restricted) Common Stock during the ensuing 2-year period. No assurances can be given that the LibraryCard offering will be successful or that such subsidiary will be able to obtain adequate financing to continue the development, operation and, ultimately, promotion of the site (and business) without ongoing financial assistance from the Company and/or that the Company will determine to provide such assistance, and what amounts over what period of time, beyond the $250,000 referenced above as having been committed to date.

         In order to accelerate development and expand the scope of the Company's Internet/Web initiatives and business, the Company will continue to explore opportunities to raise additional equity including the above referenced private placement offering (although there can be no assurances that such equity financing will be available on terms and conditions acceptable to the Company or at all). In 1999, the Company raised

                            AUTO-GRAPHICS, INC.
                                Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued.

approximately $3.0 million through the sale of stock in the Company and in the Dataquad(tm) and LibraryCard(tm) subsidiaries. In February 2000, the Company raised an additional $930,000 in equity through the sale of stock, and used $600,000 of such proceeds to pay down the Company's $3.0 million capital line of credit to $2.4 million. At September 30, 2000, the Company's cash position was approximately $2.0 million.

         In August 2000, the Company restructured and extended the term of its credit facilities with its bank (Wells Fargo Bank, N.A.) through June 3, 2002. The new facility is now comprised of a single revolving line of credit. In light of the Company's present cash resources, and anticipated reduced need for bank credit, the newly implemented line of credit starts at a $3.0 million commitment and decrease over the 2-year term to a $2.0 million commitment and carry a lower rate of interest and reduced loan fees. The loan covenants provide the Company with greater flexibility to incur consolidated net losses (see Net Loss in 2000 below) and commit its cash resources to new initiatives consistent with less restrictive financial ratio covenants; and the Company has agreed to maintain conservative liquidity ratios which are designed to encourage the Company to finance future growth with investment capital (as opposed to bank debt).

                             AUTO-GRAPHICS, INC.
                                 Form 10-Q

RESULTS OF OPERATIONS

First Nine Months 2000 as Compared to First Nine Months 1999

          Net sales increased $310,000 or 5% to $6,238,000 in 2000 up from $5,928,000 in 1999. The net sales increase is due primarily to two large non-recurring library processing and conversion projects representing net sales of $715,000.

          Cost of sales increased $254,000 or 7% corresponding to the increase in net sales.

          Selling, general and administrative expenses increased $1,050,000 or 47% in 2000 over 1999 due to additional staff and other recurring and non-recurring expenses related to the start-up of the new Dataquad(tm) and LibraryCard(tm) subsidiaries and an increase in legal expenses from $190,000 in 1999 to $371,000 in 2000. The Company expects these elevated expense levels to continue through 2000 and into 2001.

          Income from operations declined from $268,000 in 1999 to a loss of $726,000 in 2000 for the same reasons indicated above.

          Interest expense/other decreased $69,000 or 33% due to additional interest income earned on excess cash balances and lower average borrowings.

          Provision for taxes based on income reflects minimum state income taxes payable. (See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements).

          Minority Interests reflects the non-Company owners' share of the losses realized by the two new subsidiaries referenced above.

          Net losses were $542,000 in 2000 down from net income of $57,000 in 1999 for the same reasons indicated above.

          Basic earnings per share and diluted earnings per share decreased from $0.02 in 1999 to a loss of $0.11 per share in 2000 for the same reasons disclosed above. Shares outstanding have been retroactively restated for a 3-for-1 stock split in February 2000. (See Note 2 and Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).

                           AUTO-GRAPHICS, INC.
                                Form 10-Q

Third Quarter 2000 as Compared to Third Quarter 1999

          Net sales decreased $46,000 or 2% to $1,859,000.

          Cost of sales decreased $54,000 or 5% corresponding to the decrease in net sales.

          Selling, general and administrative expenses increased
$493,000 or 69% due to additional staff and other recurring and non-recurring expenses related to the start-up of the two new Dataquad(tm) and LibraryCard(tm) subsidiaries and an increase in legal expenses from $58,000 in 1999 to $131,000 in 2000.

          Income from operations declined from $109,000 to a loss of $484,000 in 2000 for the same reasons indicated above.

          Interest expense/other was $35,000 in 2000 down from $84,000 in 1999 due to additional interest income earned on excess cash balances and lower average borrowings.

          Provision for taxes based on income reflects minimum state income taxes payable. (See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements).

          Minority Interests reflects the non-Company owners' share of the losses realized by the two new subsidiaries referenced above.

          Net losses were $313,000 in 2000, down from net income of $25,000 in 1999 for the same reasons indicated above.

          Basic earnings per share decreased from $0.01 per share in 1999 to a loss of $0.07 per share in 2000 and diluted earnings per share from $0.01 to a loss of $0.06 per share for the same reasons indicated above. Shares outstanding have been retroactively restated for a 3-for-1 stock split in February 2000. (See Note 2 and Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements).

Net Loss in 2000

          Management expects that 2000 net sales will increase slightly over 1999 net sales of $8.39 million. The additional equity raised by the Company in 1999 and in 2000 will be used to fund the Company's Internet/Web and software development initiatives in 2000 (and 2001). Under AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", certain costs incurred by the Company of a "start-up" nature must be expensed as incurred. Such "start-up" expenses, and other non-capitalized costs/expenses associated with the Company's new software and Internet/Web initiatives, primarily in the Company's Dataquad(tm) and LibraryCard(tm) subsidiaries, are anticipated to result in the Company reporting a consolidated net loss in the $750,000-$1.0 million range for the year ending December 31, 2000.

Information Relating To Forward-Looking Statements

          This Report includes forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3.   Defaults upon Senior Securities.  None

Item 4.   Submission of Matters to a Vote of Security Holders.  None

Item 5.   Other Information.  None

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

          10.41 First Amended and Restated Credit Agreement between Wells Fargo and Auto-Graphics, Inc. dated August 1, 2000.

          10.42  Revolving Reducing Note date August 1, 2000.

          10.43 LibraryCard Revolving Line of Credit Agreement and Note dated November 1, 2000.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q
                          PART II - OTHER INFORMATION


                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUTO-GRAPHICS, INC.


Date:        11/14/00               ss/ Michael K. Skiles
     ------------------------      ---------------------------------
                                   Michael K. Skiles, President


Date:        11/14/00               ss/ Daniel E. Luebben
     ------------------------      ----------------------------------
                                   Daniel E. Luebben, Chief Financial
                                   Officer and Secretary



EXHIBIT 10.41

AMENDED AND RESTATED
CREDIT AGREEMENT

This AMENDED AND RESTATED CREDIT AGREEMENT (this "Agreement") is entered into as of August 1, 2000, by and between AUTO-GRAPHICS, INC., a California corporation ("Borrower"), and WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank").

RECITALS

A. Borrower is currently indebted to Bank under the terms and conditions of that certain Credit Agreement by and between Bank and Borrower dated as of May 12, 1997, as amended (the "Prior Agreement").

B. Pursuant to the Prior Agreement, Borrower remains indebted to Bank under
(i) an equipment line of credit in the maximum principal amount of Three Million Dollar ($3,000,000.00) (the "Prior Equipment Line of Credit") which is evidenced by that certain promissory note executed by Borrower in favor of Bank in the amount of the Prior Equipment Line of Credit and dated May 12, 1997 (the "Prior Equipment Line of Credit Note"), and (ii) a revolving line of credit in the maximum principal amount of One Million Dollars ($1,000,000.00) (the "Prior Revolving Line of Credit" and, together with the Prior Equipment Line of Credit, the "Prior Lines of Credit") which is evidenced by that certain promissory note executed by Borrower in favor of Bank in the amount of the Prior Revolving Line of Credit and dated June 30, 1999 (the "Prior Revolving Note" and together with the Prior Equipment Line of Credit Note, the "Prior Notes"). As of the date of this Agreement, the outstanding principal balance under the Prior Lines of Credit is $2,400,000.00, plus accrued but unpaid interest.

C. Borrower has requested and Bank has agreed to amend and restate the Prior Agreement to modify, among other things, the financial requirements of the Prior Agreement, subject to the terms and conditions set forth herein.
NOW THEREFORE, for valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree that all of the terms and conditions of the Prior Agreement shall be and hereby are amended and restated by the terms and conditions of this Agreement, and Bank and Borrower further agree as follows:

ARTICLE I
THE CREDIT
LINE OF CREDIT.

(a) Line of Credit. Subject to the terms and conditions of this Agreement, Bank hereby agrees to make advances to Borrower from time to time up to and including June 3, 2002, not to exceed at any time the aggregate principal amount of Three Million Dollars ($3,000,000.00) (the "Line of Credit"), the proceeds of which shall be used to repay the Prior Equipment Line of Credit and the Prior Revolving Line of Credit in full, and for working capital. Borrower's obligation to repay advances under the Line of Credit shall be evidenced by a promissory note substantially in the form of Exhibit A attached hereto ("Note"), all terms of which are incorporated herein by this reference.

(b) Borrowing and Re-payment. Borrower may from time to time during the term of the Line of Credit borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions contained herein or in the Note; provided, however, that the total outstanding borrowings under the Line of Credit shall not exceed the maximum principal amount available thereunder.

(c) Mandatory Prepayment. Borrower shall prepay the Line of Credit in an amount equal to ten percent (10%) of Excess Equity Proceeds not more than two
(2) business days after any Excess Equity Proceeds are received, and the Line of Credit shall be permanently reduced on such date by the amount of prepayment required by this sentence. "Equity Proceeds" shall mean the gross amount of new equity received by the Borrower and its Subsidiaries from and after April 1, 2000. "Excess Equity Proceeds" shall mean Equity Proceeds in excess of $5,000,000.00.

(d) Reductions to Line of Credit. The Line of Credit shall be reduced automatically and without further notice on each October 1 and each April 1, commencing October 1, 2000, by the amount of Two Hundred Fifty Thousand Dollars ($250,000.00), resulting in maximum principal availability of $2,750,000 on October 1, 2000; $2,500,000 on April 1, 2001; $2,250,000 on
October 1, 2001; and $2,000,000 on April 1, 2002, minus in each case the aggregate amount of reductions to the Line of Credit pursuant to Section 1.1(c) above.

Section 1.2  INTERES/FEES

(e) Interest. The outstanding principal balance of the Line of Credit shall bear interest at the rate of interest set forth in the Note.

(f) Computation and Payment. Interest shall be computed on the basis of a 360-day year, actual days elapsed. Interest shall be payable at the times and place set forth in the Note.

SECTION 1.3 COLLECTION OF PAYMENTS. Borrower authorizes Bank to collect all principal, interest and fees due under the Line of Credit by charging Borrower's demand deposit account number 4644631202 with Bank, or any other demand deposit account maintained by Borrower with Bank, for the full amount thereof. Should there be insufficient funds in any such demand deposit account to pay all such sums when due, the full amount of such deficiency shall be immediately due and payable by Borrower.

SECTION 1.4 COLLATERAL. Borrower hereby reaffirms the security interests granted to Bank pursuant to (a) that certain Continuing Security Agreement-Rights to Payment and Inventory dated as of May 12, 1997, and (b) that certain Security Agreement-Equipment dated as of May 12, 1997.

As security for all indebtedness of A-G Canada to Bank under the guaranty of A-G Canada referred to in Section 1.5 below, A-G Canada has granted to Bank security interests of first priority in all of A-G Canada's accounts receivable and other rights to payment, general intangibles, inventory, equipment and all proceeds of the foregoing pursuant to that certain General Security Agreement dated as of October 31, 1997.

Borrower shall reimburse Bank immediately upon demand for all costs and expenses incurred by Bank in connection with any of the foregoing security, including without limitation, filing and recording fees and costs of appraisals and audits.

SECTION 1.5 GUARANTIES. All indebtedness of Borrower to Bank shall continue to be guaranteed by A-G Canada, Ltd., a Canadian corporation ("A-G Canada"), pursuant to the terms of that certain Guaranty in favor of Bank executed by A-G Canada and dated as of October 31, 1997. All indebtedness of Borrower to
 Bank shall be guaranteed by each "Subsidiary" of Borrower pursuant to the terms of a guaranty in form and substance acceptable to Bank. "Subsidiary" means any corporation, partnership, limited liability company, trust or other organization that is directly or indirectly controlled by Borrower. A person shall be deemed to be controlled by Borrower if Borrower, directly or indirectly, has the power (a) to vote 50% or more of the outstanding capital stock or other ownership interests having ordinary voting power to elect a majority of the board of directors of such corporation or other managing person(s), or (b) to direct or cause the direction of the management and policies of such person by contract or otherwise.

SECTION 1.6 CERTAIN LOAN DOCUMENTS RESTATED. As of the date of this Agreement, the Prior Agreement shall be deemed to have been amended and restated in its entirety by this Agreement, the Prior Notes shall be amended and restated in their entirety by the Note, and the indebtedness previously evidenced by the Prior Notes shall be evidenced by the Note. To the extent that the Prior Agreement and/or the Prior Notes provide for costs, expenses, fees and indemnities in favor of Bank, Borrower promises to pay all such costs, expenses and fees accrued prior to the effective date of this Agreement and to pay all indemnities (which indemnities survive the termination of the Prior Agreement and the Prior Notes).

ARTICLE II
REPRESENTATIONS AND WARRANTIES

Borrower makes the following representations and warranties to Bank, which representations and warranties shall survive the execution of this Agreement and shall continue in full force and effect until the full and final payment, and satisfaction and discharge, of all obligations of Borrower to Bank subject to this Agreement.

SECTION 2.1 LEGAL STATUS. Borrower is a corporation, duly organized and existing and in good standing under the laws of the State of California, and is qualified or licensed to do business (and is in good standing as a foreign corporation, if applicable) in all jurisdictions in which such qualification or licensing is required or in which the failure to so qualify or to be so licensed could have a material adverse effect on Borrower.

SECTION 2.2 AUTHORIZATION AND VALIDITY. This Agreement, the Note, and each other document, contract and instrument required hereby or at any time hereafter delivered to Bank in connection herewith (collectively, the "Loan Documents") have been duly authorized, and upon their execution and delivery in accordance with the provisions hereof will constitute legal, valid and binding agreements and obligations of Borrower or the party which executes the same, enforceable in accordance with their respective terms.

SECTION 2.3 NO VIOLATION. The execution, delivery and performance by Borrower of each of the Loan Documents do not violate any provision of any law or regulation, or contravene any provision of the Articles of Incorporation or By-laws of Borrower, or result in any breach of or default under any contract, obligation, indenture or other instrument to which Borrower is a party or by which Borrower may be bound.

SECTION 2.4 LITIGATION. There are no pending, or to the best of Borrower's knowledge threatened, actions, claims, investigations, suits or proceedings by or before any governmental authority, arbitrator, court or administrative agency which could have a material adverse effect on the financial condition or operation of Borrower or its Subsidiaries other than those disclosed by Borrower to Bank in writing prior to the date hereof.

SECTION 2.5 CORRECTNESS OF FINANCIAL STATEMENT. The financial statement of Borrower dated December 31, 1999, a true copy of which has been delivered by Borrower to Bank prior to the date hereof, (a) is complete and correct and presents fairly the financial condition of Borrower, (b) discloses all liabilities of Borrower and its Subsidiaries that are required to be reflected or reserved against under generally accepted accounting principles, whether liquidated or unliquidated, fixed or contingent, and (c) has been prepared in accordance with generally accepted accounting principles consistently applied. Since the date of such financial statement there has been no material adverse change in the financial condition of Borrower or any of its Subsidiaries; provided, however, that The LibraryCard, Inc. has expended a substantial portion of its working capital to develop a website and Dataquad, Inc. has expended a substantial portion of its working capital to develop content management software; provided, further, however, that true copies of the June 30, 2000 financial statements for each of The LibraryCard, Inc. and Dataquad, Inc. have been delivered to Bank and since June 30, 2000 there has been no material adverse change in the financial condition of The LibraryCard, Inc. or Dataquad, Inc. Since December 31, 1999, neither Borrower nor any of its Subsidiaries has mortgaged, pledged, granted a security interest in or otherwise encumbered any of its assets or properties except in favor of Bank or as otherwise permitted by Bank in writing.

SECTION 2.6 INCOME TAX RETURNS. Borrower has no knowledge of any pending assessments or adjustments of the income tax payable by Borrower or any of its Subsidiaries with respect to any year.

SECTION 2.7 NO SUBORDINATION. There is no agreement, indenture, contract or instrument to which Borrower is a party or by which Borrower may be bound that requires the subordination in right of payment of any of Borrower's obligations subject to this Agreement to any other obligation of Borrower.

SECTION 2.8 PERMITS, FRANCHISES. Borrower and each of its Subsidiaries possesses, and will hereafter possess, all permits, consents, approvals, franchises and licenses required and rights to all trademarks, trade names, patents, and fictitious names, if any, necessary to enable it to conduct the business in which it is now engaged in compliance with applicable law.

SECTION 2.9 ERISA. Borrower and each of its Subsidiaries is in compliance in all material respects with all applicable provisions of the Employee Retirement Income Security Act of 1974, as amended or recodified from time to time ("ERISA"); neither Borrower nor any of its Subsidiaries has violated any provision of any defined employee pension benefit plan (as defined in ERISA) maintained or contributed to by Borrower or any of its Subsidiaries (each, a "Plan"); no Reportable Event as defined in ERISA has occurred and is continuing with respect to any Plan initiated by Borrower; Borrower and each of its Subsidiaries has met its minimum funding requirements under ERISA with respect to each Plan; and each Plan will be able to fulfill its benefit obligations as they come due in accordance with the Plan documents and under generally accepted accounting principles.

SECTION 2.10  OTHER OBLIGATIONS.  Neither Borrower nor any of its
Subsidiaries is in default on any obligation for borrowed money, any purchase money obligation or any other material lease, commitment, contract, instrument or obligation.

SECTION 2.11 ENVIRONMENTAL MATTERS. Except as disclosed by Borrower to Bank in writing prior to the date hereof, Borrower and each of its Subsidiaries is in compliance in all material respects with all applicable federal or state environmental, hazardous waste, health and safety statutes, and any rules or regulations adopted pursuant thereto, which govern or affect any of the operations and/or properties of Borrower or any of its Subsidiaries, including without limitation, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Resource Conservation and Recovery Act of 1976, and the Federal Toxic Substances Control Act, as any of the same may be amended, modified or supplemented from time to time. None of the operations of Borrower or any of its Subsidiaries is the subject of any federal or state investigation evaluating whether any remedial action involving a material expenditure is needed to respond to a release of any toxic or hazardous waste or substance into the environment. Neither Borrower nor any of its Subsidiaries has any material contingent liability in connection with any release of any toxic or hazardous waste or substance into the environment.

ARTICLE III
CONDITIONS

SECTION 3.1 CONDITIONS OF INITIAL EXTENSION OF CREDIT. The obligation of Bank to grant the Line of Credit is subject to the fulfillment to Bank's satisfaction of all of the following conditions:

(a) Approval of Bank Counsel. All legal matters incidental to the granting of the Line of Credit shall be satisfactory to Bank's counsel.

(b) Documentation. Bank shall have received, in form and substance satisfactory to Bank, each of the following, duly executed:

(i) This Agreement.

(ii) The Note.

(iii) Articles of Incorporation of Borrower and each of its Subsidiaries.

(iv) Corporate Borrowing Resolution.

(v) Incumbency Certificate for Borrower and each of its Subsidiaries.

(vi) A Reaffirmation of Guaranty by A-G Canada.

(vii) A Guaranty executed by Dataquad, Inc. (formerly A-G Sub), a Nevada corporation.

(viii) A Guaranty executed by Datacat, Inc., a California corporation.

(ix) A Guaranty executed by The LibraryCard, Inc., a Nevada corporation.

(x) Resolutions from each Subsidiary executing a Guaranty and each Subsidiary executing a Security Agreement -- Intellectual Property.

(xi) A list of all intellectual property owned by Borrower and/or any of its Subsidiaries or licensed by Borrower and/or any of its Subsidiaries in the capacity as the licensor, certified as true and correct by Borrower.

(xii) A Security Agreement -- Intellectual Property, together in each case with a Patent Agreement, a Copyright Agreement and/or a Trademark Agreement, as applicable, and an Irrevocable Power of Attorney, in each case executed by Borrower and by each Subsidiary that owns intellectual property.

(xiii) A financing statement amendment executed by Borrower.

(xiv) A financing statement executed by each Subsidiary that executes a Security Agreement -- Intellectual Property.

(xv) An opinion of counsel.

(xvi) Such other documents as Bank may require under any other Section of this Agreement.

(b) Financial Condition. There shall have been no material adverse change, as determined by Bank, in the financial condition or business of Borrower or any guarantor hereunder, nor any material decline, as determined by Bank, in the market value of any collateral required hereunder or a substantial or material portion of the assets of Borrower or any such guarantor.

(c) Insurance. Borrower shall have delivered to Bank evidence of insurance coverage on all property of Borrower and its Subsidiaries, in form, substance, amounts, covering risks and issued by companies satisfactory to Bank, and where required by Bank, with loss payable endorsements in favor of Bank, including without limitation, policies of fire and extended coverage insurance covering all real property collateral required hereby, with replacement cost and mortgagee loss payable endorsements, and such policies of insurance against specific hazards affecting any such real property as may be required by governmental regulation or Bank.

(d) Payoff of Prior Equipment Line of Credit. Borrower hereby authorizes and directs Bank to repay the Prior Equipment Line of Credit in full with proceeds of the first advance made under the Line of Credit.

SECTION 3.2 CONDITIONS OF EACH EXTENSION OF CREDIT. The obligation of Bank to make each extension of credit requested by Borrower hereunder shall be subject to the fulfillment to Bank's satisfaction of each of the following conditions:

(e) Compliance. The representations and warranties contained herein and in each of the other Loan Documents shall be true on and as of the date of the signing of this Agreement and on the date of each extension of credit by Bank pursuant hereto, with the same effect as though such representations and warranties had been made on and as of each such date, and on each such date, no Event of Default as defined herein, and no condition, event or act which with the giving of notice or the passage of time or both would constitute such an Event of Default, shall have occurred and be continuing or shall exist.

(f) Documentation. Bank shall have received all additional documents which may be required in connection with such extension of credit.
ARTICLE IV
AFFIRMATIVE COVENANTS

Borrower covenants that so long as Bank remains committed to extend credit to Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower shall and shall cause each of its Subsidiaries to, unless Bank otherwise consents in writing:

SECTION 4.1 PUNCTUAL PAYMENTS. Punctually pay all principal, interest, fees or other liabilities due under any of the Loan Documents at the times and place and in the manner specified therein, and immediately upon demand by Bank, the amount by which the outstanding principal balance of the Line of Credit at any time exceeds the Line of Credit, as reduced from time to time pursuant to Section 1.1(c) or (d).

SECTION 4.2 ACCOUNTING RECORDS. Maintain adequate books and records in accordance with generally accepted accounting principles consistently applied, and permit any representative of Bank, at any reasonable time, to inspect, audit and examine such books and records, to make copies of the same, and to inspect the properties of Borrower and each of its Subsidiaries.
SECTION 4.3 FINANCIAL STATEMENTS. Provide to Bank all of the following, in form and detail satisfactory to Bank:

(a) not later than 120 days after and as of the end of each calendar year, or two (2) business days after such financial statements are required to be filed (giving effect to any extensions of time to file) by the Borrower with the Securities and Exchange Commission (the "SEC") if later, an audited consolidated financial statement of Borrower, audited and reported on by a certified public accountant acceptable to Bank, to include a balance sheet, income statement and statement of cash flow and all footnotes, together with an unaudited consolidating financial statement of Borrower, to include a balance sheet, income statement and statement of cash flows;

(b) not later than 45 days after and as of the end of each calendar quarter, or two (2) business days after such financial statements are required to be filed (giving effect to any extensions of time to file) by the Borrower with the SEC if later, a consolidated and consolidating financial statement of Borrower, prepared by Borrower, to include a balance sheet, income statement and statement of cash flows;

(c) not later than 20 days after and as of the end of each month, an aged listing of accounts receivable and accounts payable of Borrower and each of its Subsidiaries, and by March 31 of each year, a list of the names and addresses of account debtors of Borrower and each of its Subsidiaries, in each case in form and substance satisfactory to Bank;

(d) within 10 days after filing, but in no event later than each October 31, a copy of Borrower's filed federal income tax return for such years and, to the extent not included within such tax return, a copy of each Subsidiary's filed federal income tax return for such year;

(e) contemporaneously with each annual and each quarterly financial statement of Borrower required hereby, a certificate of the president or chief financial officer of Borrower that said financial statements are accurate and that there exists no Event of Default (as defined in Section 6.1) nor any condition, act or event which with the giving of notice or the passage of time or both would constitute an Event of Default (as defined in Section 6.1);

(f) not later than 10 days after filing, a copy of each filing made by Borrower with the SEC, including Forms 10-Q, 10-K and 8-K; and

(g) from time to time such other information as Bank may reasonably request.
SECTION 4.4 COMPLIANCE. Preserve and maintain all licenses, permits, governmental approvals, rights, privileges and franchises necessary for the conduct of its business; and comply with the provisions of all documents pursuant to which such person is organized and/or which govern its continued existence and with the requirements of all laws, rules, regulations and orders of any governmental authority applicable to such person and/or its business.

SECTION 4.5 INSURANCE. Maintain and keep in force insurance of the types and in amounts customarily carried in lines of business similar to that of Borrower or a Subsidiary of Borrower, as the case may be, including but not limited to fire, extended coverage, public liability, flood, property damage and workers' compensation, with all such insurance carried with companies and in amounts satisfactory to Bank, and deliver to Bank from time to time at Bank's request schedules setting forth all insurance then in effect.

SECTION 4.6 FACILITIES. Keep all properties useful or necessary to its business in good repair and condition, and from time to time make necessary repairs, renewals and replacements thereto so that such properties shall be fully and efficiently preserved and maintained.

SECTION 4.7 LITIGATION. Promptly give notice in writing to Bank of any litigation pending or threatened against Borrower and/or any of its Subsidiaries with a claim in excess of $100,000.00.

SECTION 4.8 FINANCIAL CONDITION. Maintain Borrower's consolidated financial condition as follows using generally accepted accounting principles consistently applied and used consistently with prior practices (except to the extent modified by the definitions herein), with compliance determined commencing with Borrower's financial statements for the period ending June 30, 2000:

(a) Coverage Ratio for the Measuring Period as of the last day of each calendar quarter set forth below of not less than the ratio set forth opposite such date:

Quarter Ending                                     Coverage Ration
June 30, 2000                                       0.75 to 1
September 30, 2000                             0.75 to 1
December 31, 2000                              0.90 to 1
March 31, 2001                                    0.90 to 1
June 30, 2001                                       1.10 to 1
September 30, 2001                             1.25 to 1
December 31, 2001                              1.45 to 1
March 31, 2002                                    1.60 to 1

"Coverage Ratio" is defined as (i) net profit before taxes plus interest expense, net of capitalized interest expense, depreciation expense and amortization expense, divided by (ii) the aggregate of total interest expense plus current maturities of long-term debt as of the first day of the applicable Measuring Period (including any mandatory reductions in the Line of Credit pursuant to Section 1.1(d)), plus the current maturities of subordinated debt as of the first day of the applicable Measuring Period. "Measuring Period" is defined as the four consecutive calendar quarter period ending on the last day of such calendar quarter.

(b) Tangible Net Worth as of the end of each calendar quarter set forth below of not less than the amount set forth opposite such date:

Quarter Ending                                      Tangible Net Worth
June 30, 2000                                         $3,700,000
September 30, 2000                               $3,600,000
December 31, 2000                                $3,300,000
March 31, 2001                                      $3,100,000
June 30, 2001                                         $3,000,000
September 30, 2001                               $3,000,000

"Tangible Net Worth" is defined as the aggregate of total stockholders' equity plus subordinated debt less any intangible assets. For purposes of this Agreement, capitalized software development and acquisition cost is considered a tangible asset.

(c) Total Liabilities divided by Tangible Net Worth not at any time greater than 2.0 to 1.0 as of the last day of each calendar quarter, with "Total Liabilities" defined as the aggregate of current liabilities and non-current liabilities less subordinated debt.

(d) Quick Ratio not at any time less than 0.4 to 1.0, with "Quick Ratio" defined as the aggregate of unrestricted cash, unrestricted marketable securities and other unrestricted cash equivalents divided by the Line of Credit (whether or not all or any portion of the Line of Credit is drawn). Attached hereto as Schedule 4.8 is a letter from Daniel E. Luebben to Darryl
S. Hallie dated August 9, 2000 that Bank and Borrower agree accurately describes the calculations to be made pursuant to this Section 4.8.

SECTION 4.9 NOTICE TO BANK. Promptly (but in no event more than five (5) days after the occurrence of each such event or matter) give written notice to Bank in reasonable detail of: (a) the occurrence of any Event of Default, or any condition, event or act which with the giving of notice or the passage of time or both would constitute an Event of Default; (b) any change in the name or organizational structure of Borrower or any of its Subsidiaries; (c) the occurrence and nature of any Reportable Event or Prohibited Transaction, each as defined in ERISA, or any funding deficiency with respect to any Plan; or (d) any termination or cancellation of any insurance policy which Borrower or any of its Subsidiaries is required to maintain, or any uninsured or partially uninsured loss through liability or property damage, or through fire, theft or any other cause affecting Borrower's or any of its Subsidiary's property in excess of an aggregate of $100,000.00.

SECTION 4.10 FUTURE SUBSIDIARIES. Cause each Subsidiary acquired or formed by Borrower or any of its Subsidiaries after the date of this Agreement to execute and deliver to Bank a guaranty of the indebtedness of Borrower to Bank in form and substance acceptable to Bank, together with such other documentation (including articles of incorporation, bylaws and corporate resolutions authorizing the guaranty) as Bank may request in connection therewith.

ARTICLE V
NEGATIVE COVENANTS

Borrower further covenants that so long as Bank remains committed to extend credit to Borrower pursuant hereto, or any liabilities (whether direct or contingent, liquidated or unliquidated) of Borrower to Bank under any of the Loan Documents remain outstanding, and until payment in full of all obligations of Borrower subject hereto, Borrower will not, and will not permit any of its Subsidiaries to, without Bank's prior written consent:

SECTION 5.1 USE OF FUNDS. Use any of the proceeds of the Line of Credit for any purpose other than those stated in Article I hereof.
SECTION 5.2 CAPITAL EXPENDITURES. Make any additional investment in fixed assets in any calendar year in excess of an aggregate of $2,000,000.00.
SECTION 5.3 OTHER INDEBTEDNESS. Create, incur, assume or permit to exist any operating lease obligations, indebtedness or liabilities resulting from borrowings, loans or advances, whether secured or unsecured, matured or unmatured, liquidated or unliquidated, joint or several that in the aggregate require payments in excess of $250,000.00 in principal amount in any calendar year, excluding the liabilities of Borrower to Bank hereunder. For purposes of this Section 5.3, indebtedness and liabilities shall not be deemed to include trade payables that are paid promptly after the related goods or services are provided.

SECTION 5.4 MERGER, CONSOLIDATION, TRANSFER OF ASSETS. Merge into or consolidate with any other entity, provided that any Subsidiary may merge with and into any other Subsidiary or into Borrower; make any substantial change in the nature of its business as conducted as of the date hereof; except as permitted within the limitations on investments set forth in
Section 5.6 below, acquire all or substantially all of the assets of any other entity; nor sell, lease, transfer or otherwise dispose of all or a substantial or material portion of its assets except in the ordinary course of its business.
SECTION 5.5 GUARANTIES. Guarantee or become liable in any way as surety, endorser (other than as endorser of negotiable instruments for deposit or collection in the ordinary course of business), accommodation endorser or otherwise for, nor pledge or hypothecate any of its assets as security for, any liabilities or obligations of any other person or entity, except any of the foregoing (i) in favor of Bank, and (ii) guarantees given by Borrower of monetary obligations of a Subsidiary (x) in an amount not in excess of $50,000 in the aggregate, and (y) in an amount that, when added to all loans to employees and affiliates made pursuant to Section 5.6(a), does not exceed $350,000.00 at any time.

SECTION 5.6 LOANS, ADVANCES, INVESTMENTS. Make any loans or advances to or investments in any person or entity; provided, however, that Borrower and its Subsidiaries shall be permitted to (a) make loans to employees and affiliates (which shall include intercompany loans) in an amount that, when added to the maximum potential obligation of Borrower with respect to guarantees of obligations of Subsidiaries, does not exceed $350,000.00 at any time outstanding, and (b) make investments in newly acquired Subsidiaries and/or newly formed Subsidiaries, as long as the aggregate fair market value of consideration given or paid by Borrower and its Subsidiaries during the term of this Agreement does not exceed (i) $1,000,000 in aggregate fair market value of capital stock issued by Borrower and its Subsidiaries; plus (ii) $500,000 in aggregate fair market value of cash and other consideration paid by Borrower and its Subsidiaries.

SECTION 5.7 DIVIDENDS, DISTRIBUTIONS. Declare or pay any dividend or distribution either in cash or any other property on stock now or hereafter outstanding of Borrower or any subsidiary of Borrower that is not a wholly-owned Subsidiary, nor redeem, retire, repurchase or otherwise acquire any shares of any class of stock now or hereafter outstanding of Borrower or any of its Subsidiaries; provided, however, Borrower may repurchase its common stock for a purchase price not to exceed $200,000.00 in the aggregate during any calendar year, so long as no other term or provision of this Agreement would be violated after giving effect to any such repurchase.

SECTION 5.8 PLEDGE OF ASSETS. Mortgage, pledge, grant or permit to exist a security interest in, or lien upon (each, a "Lien"), all or any portion of the assets now owned or hereafter acquired by Borrower and/or its Subsidiaries, except any Lien in favor of Bank or which is existing as of, and disclosed to Bank in writing prior to, the date hereof.

ARTICLE VI
EVENTS OF DEFAULT

SECTION 6.1 The occurrence of any of the following (including the passage of any grace period provided in the applicable clause) shall constitute an "Event of Default" under this Agreement:

(a) Borrower shall fail to pay when due any principal, interest, fees or other amounts payable under any of the Loan Documents.

(b) Any financial statement or certificate furnished to Bank in connection with, or any representation or warranty made by Borrower or any other party under this Agreement or any other Loan Document shall prove to be incorrect, false or misleading in any material respect when furnished or made.

(c) Any default in the performance of or compliance with any obligation, agreement or other provision contained herein or in any other Loan Document (other than those referred to in subsections (a) and (b) above), and with respect to any such default which by its nature can be cured, such default shall continue for a period of twenty (20) days from its occurrence.

(d) Any default in the payment or performance of any obligation, or any defined event of default, under the terms of any contract or instrument (other than any of the Loan Documents) pursuant to which Borrower or any guarantor hereunder has incurred any debt or other liability in an amount of $10,000 or more in the aggregate to all such persons or entities, including Bank, after giving effect to any required notice or grace period provided in such other contract or instrument.

(e) The filing of a notice of judgment lien against Borrower, any of its Subsidiaries or any guarantor hereunder; or the recording of any abstract of judgment against Borrower, any of its Subsidiaries or any guarantor hereunder in any county in which Borrower, any of its Subsidiaries or such guarantor, as the case may be, has an interest in real property; or the service of a notice of levy and/or of a writ of attachment or execution, or other like process, against the assets of Borrower, any of its Subsidiaries or any guarantor hereunder; or the entry of a judgment against Borrower, any of its Subsidiaries or any guarantor hereunder.

(f) Borrower or any guarantor hereunder shall become insolvent, or shall suffer or consent to or apply for the appointment of a receiver, trustee, custodian or liquidator of itself or any of its property, or shall generally fail to pay its debts as they become due, or shall make a general assignment for the benefit of creditors; Borrower or any guarantor hereunder shall file a voluntary petition in bankruptcy, or seeking reorganization, in order to effect a plan or other arrangement with creditors or any other relief under the Bankruptcy Reform Act, Title 11 of the United States Code, as amended or recodified from time to time, or under the Bankruptcy and Insolvency Act (Canada) or comparable legislation in Canada or any other jurisdiction (collectively, the "Bankruptcy Code"), or under any state or federal law granting relief to debtors, whether now or hereafter in effect; or any involuntary petition or proceeding pursuant to the bankruptcy Code or any other applicable state or federal law relating to bankruptcy, reorganization or other relief for debtors is filed or commenced against Borrower or any guarantor hereunder, and with respect to any such filing by or against any guarantor hereunder, such petition is unopposed or has not been stayed by such guarantor within 60 days of such filing, or Borrower or any such guarantor shall file an answer admitting the jurisdiction of the court and the material allegations of any involuntary petition; or Borrower or any such guarantor shall be adjudicated a bankrupt, or an order for relief shall be entered against Borrower or any such guarantor by any court of competent jurisdiction under the bankruptcy Code or any other applicable state or federal law relating to bankruptcy, reorganization or other relief for debtors.

(g) There shall exist or occur any event or condition which Bank in good faith believes impairs, or is substantially likely to impair, the prospect of payment or performance by Borrower of its obligations under any of the Loan Documents.

(h) The dissolution or liquidation of Borrower or of any guarantor hereunder which is not a natural person (except, with respect to A-G Canada, as permitted under the guaranty executed by it pursuant to Section 1.5 above); or Borrower or any such guarantor, or any of its directors, stockholders or members, shall take action seeking to effect the dissolution or liquidation of Borrower or such guarantor (except, with respect to A-G Canada, as permitted under the guaranty executed by it pursuant to Section 1.5 above).

SECTION 6.2 REMEDIES. Upon the occurrence of any Event of Default: (a) all indebtedness of Borrower under each of the Loan Documents, any term thereof to the contrary notwithstanding, shall at Bank's option and without notice become immediately due and payable without presentment, demand, protest or notice of dishonor, all of which are hereby expressly waived by each Borrower; (b) the obligation, if any, of Bank to extend any further credit under any of the Loan Documents shall immediately cease and terminate; and
(c) Bank shall have all rights, powers and remedies available under each of the Loan Documents, or accorded by law, including without limitation the right to resort to any or all security for the Line of Credit and to exercise any or all of the rights of a beneficiary or secured party pursuant to applicable law. All rights, powers and remedies of Bank may be exercised at any time by Bank and from time to time after the occurrence of an Event of Default, are cumulative and not exclusive, and shall be in addition to any other rights, powers or remedies provided by law or equity.

ARTICLE VII
MISCELLANEOUS

SECTION 7.1 NO WAIVER. No delay, failure or discontinuance of Bank in exercising any right, power or remedy under any of the Loan Documents shall affect or operate as a waiver of such right, power or remedy; nor shall any single or partial exercise of any such right, power or remedy preclude, waive or otherwise affect any other or further exercise thereof or the exercise of any other right, power or remedy. Any waiver, permit, consent or approval of any kind by Bank of any breach of or default under any of the Loan Documents must be in writing and shall be effective only to the extent set forth in such writing.

SECTION 7.2 NOTICES. All notices, requests and demands which any party is required or may desire to give to any other party under any provision of this Agreement must be in writing delivered to each party at the following address:

BORROWER:                     AUTO-GRAPHICS, INC.
                              3201 Temple Avenue
                              Pomona, California 91768

with a copy to:               Robert H. Bretz, Esq.
                              520 Washington Blvd., No. 428
                              Marina del Rey, CA  90292

BANK:                         WELLS FARGO BANK, NATIONAL ASSOCIATION
                              333 South Grand Avenue
                              Los Angeles, CA  90071

or to such other address as any party may designate by written notice to all other parties. Each such notice, request and demand shall be deemed given or made as follows: (a) if sent by hand delivery, upon delivery; (b) if sent by mail, upon the earlier of the date of receipt or three (3) days after deposit in the U.S. mail, first class and postage prepaid; and (c) if sent by telecopy, upon receipt.

SECTION 7.3 COSTS, EXPENSES AND ATTORNEYS' FEES. Borrower shall pay to Bank immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of Bank's in-house counsel), expended or incurred by Bank in connection with (a) the negotiation and preparation of this Agreement and the other Loan Documents, Bank's continued administration hereof and thereof, and the preparation of any amendments and waivers hereto and thereto, (b) the enforcement of Bank's rights and/or the collection of any amounts which become due to Bank under any of the Loan Documents, and (c) the prosecution or defense of any action in any way related to any of the Loan Documents, including without limitation, any action for declaratory relief, whether incurred at the trial or appellate level, in an arbitration proceeding or otherwise, and including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation, any adversary proceeding, contested matter or motion brought by Bank or any other person) relating to Borrower or any other person or entity.

SECTION 7.4 SUCCESSORS, ASSIGNMENT. This Agreement shall be binding upon and inure to the benefit of the heirs, executors, administrators, legal representatives, successors and assigns of the parties; provided, however, that Borrower may not assign or transfer its interest hereunder without Bank's prior written consent. Bank reserves the right to sell, assign, transfer, negotiate or grant participations in all or any part of, or any interest in, Bank's rights and benefits under each of the Loan Documents. In connection therewith, Bank may disclose all documents and information which Bank now has or may hereafter acquire relating to the Line of Credit, Borrower or its business, any guarantor hereunder or the business of such guarantor, or any collateral required hereunder.

SECTION 7.5 ENTIRE AGREEMENT; AMENDMENT. This Agreement and the other Loan Documents constitute the entire agreement between Borrower and Bank with respect to the Line of Credit and supersede all prior negotiations, communications, discussions and correspondence concerning the subject matter hereof. This Agreement may be amended or modified only in writing signed by each party hereto.

SECTION 7.6 NO THIRD PARTY BENEFICIARIES. This Agreement is made and entered into for the sole protection and benefit of the parties hereto and their respective permitted successors and assigns, and no other person or entity shall be a third party beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any other of the Loan Documents to which it is not a party.

SECTION 7.7 TIME. Time is of the essence of each and every provision of this Agreement and each other of the Loan Documents.

SECTION 7.8 SEVERABILITY OF PROVISIONS. If any provision of this Agreement shall be prohibited by or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity without invalidating the remainder of such provision or any remaining provisions of this Agreement.

SECTION 7.9 COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which when executed and delivered shall be deemed to be an original, and all of which when taken together shall constitute one and the same Agreement.

SECTION 7.10 GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

SECTION 7.11 US DOLLARS. All payments required to be made by Borrower or any of its Subsidiaries under any Loan Document shall be made in lawful money of the United States of America and in immediately available funds. Any references to "$" or "dollars" in any Loan Document shall be deemed to refer to United States dollars.

SECTION 7.12  ARBITRATION.

(a) Arbitration. Upon the demand of any party, any Dispute shall be resolved by binding arbitration (except as set forth in (e) below) in accordance with the terms of this Agreement. A "Dispute" shall mean any action, dispute, claim or controversy of any kind, whether in contract or tort, statutory or common law, legal or equitable, now existing or hereafter arising under or in connection with, or in any way pertaining to, any of the Loan Documents, or any past, present or future extensions of credit and other activities, transactions or obligations of any kind related directly or indirectly to any of the Loan Documents, including without limitation, any of the foregoing arising in connection with the exercise of any self-help, ancillary or other remedies pursuant to any of the Loan Documents. Any party may by summary proceedings bring an action in court to compel arbitration of a Dispute. Any party who fails or refuses to submit to arbitration following a lawful demand by any other party shall bear all costs and expenses incurred by such other party in compelling arbitration of any Dispute.

(b) Governing Rules. Arbitration proceedings shall be administered by the American Arbitration Association ("AAA") or such other administrator as the parties shall mutually agree upon in accordance with the AAA Commercial Arbitration Rules. All Disputes submitted to arbitration shall be resolved in accordance with the Federal Arbitration Act (Title 9 of the United States
Code), notwithstanding any conflicting choice of law provision in any of the Loan Documents. The arbitration shall be conducted at a location in California selected by the AAA or other administrator. If there is any inconsistency between the terms hereof and any such rules, the terms and procedures set forth herein shall control. All statutes of limitation applicable to any Dispute shall apply to any arbitration proceeding. All discovery activities shall be expressly limited to matters directly relevant to the Dispute being arbitrated. Judgment upon any award rendered in an arbitration may be entered in any court having jurisdiction; provided however, that nothing contained herein shall be deemed to be a waiver by any party that is a bank of the protections afforded to it under 12 U.S.C. 91 or any similar applicable state law.

(c) No Waiver; Provisional Remedies, Self-Help and Foreclosure. No provision hereof shall limit the right of any party to exercise self-help remedies such as setoff, foreclosure against or sale of any real or personal property collateral or security, or to obtain provisional or ancillary remedies, including without limitation injunctive relief, sequestration, attachment, garnishment or the appointment of a receiver, from a court of competent jurisdiction before, after or during the pendency of any arbitration or other proceeding. The exercise of any such remedy shall not waive the right of any party to compel arbitration or reference hereunder.

(d) Arbitrator Qualifications and Powers; Awards. Arbitrators must be active members of the California State Bar or retired judges of the state or federal judiciary of California, with expertise in the substantive laws applicable to the subject matter of the Dispute. Arbitrators are empowered to resolve Disputes by summary rulings in response to motions filed prior to the final arbitration hearing. Arbitrators (i) shall resolve all Disputes in accordance with the substantive law of the State of California, (ii) may grant any remedy or relief that a court of the State of California could order or grant within the scope hereof and such ancillary relief as is necessary to make effective any award, and (iii) shall have the power to award recovery of all costs and fees, to impose sanctions and to take such other actions as they deem necessary to the same extent a judge could pursuant to the Federal Rules of Civil Procedure, the California Rules of Civil Procedure or other applicable law. Any Dispute in which the amount in controversy is $5,000,000 or less shall be decided by a single arbitrator who shall not render an award of greater than $5,000,000 (including damages, costs, fees and expenses). By submission to a single arbitrator, each party expressly waives any right or claim to recover more than $5,000,000. Any Dispute in which the amount in controversy exceeds $5,000,000 shall be decided by majority vote of a panel of three arbitrators; provided however, that all three arbitrators must actively participate in all hearings and deliberations.

(e) Real Property Collateral: Judicial Reference. Notwithstanding anything herein to the contrary, no Dispute shall be submitted to arbitration if the Dispute concerns indebtedness secured directly or indirectly, in whole or in part, by any real property unless (i) the holder of the mortgage, lien or security interest specifically elects in writing to proceed with the arbitration, or (ii) all parties to the arbitration waive any rights or benefits that might accrue to them by virtue of the single action rule statute of California, thereby agreeing that all indebtedness and obligations of the parties, and all mortgages, liens and security interests securing such indebtedness and obligations, shall remain fully valid and enforceable. If any such Dispute is not submitted to arbitration, the Dispute shall be referred to a referee in accordance with California Code of Civil Procedure
Section 638 et seq., and this general reference agreement is intended to be specifically enforceable in accordance with said Section 638. A referee with the qualifications required herein for arbitrators shall be selected pursuant to the AAA's selection procedures. Judgment upon the decision rendered by a referee shall be entered in the court in which such proceeding was commenced in accordance with California Code of Civil Procedure Sections 644 and 645.

(f) Miscellaneous. To the maximum extent practicable, the AAA, the arbitrators and the parties shall take all action required to conclude any arbitration proceeding within 180 days of the filing of the Dispute with the AAA. No arbitrator or other party to an arbitration proceeding may disclose the existence, content or results thereof, except for disclosures of information by a party required in the ordinary course of its business, by applicable law or regulation, or to the extent necessary to exercise any judicial review rights set forth herein. If more than one agreement for arbitration by or between the parties potentially applies to a Dispute, the arbitration provision most directly related to the Loan Documents or the subject matter of the Dispute shall control. This arbitration provision shall survive termination, amendment or expiration of any of the Loan Documents or any relationship between the parties.

SECTION 7.13 GENERAL RELEASE. In consideration of the benefits provided to Borrower under the terms and provisions hereof, Borrower hereby agrees as follows ("General Release"):

(a) Borrower, for itself and on behalf of its successors and assigns, does hereby release, acquit and forever discharge Bank, all of Bank's predecessors in interest, and all of Bank's past and present officers, directors, attorneys, affiliates, employees and agents, of and from any and all claims, demands, obligations, liabilities, indebtedness, breaches of contract, breaches of duty or of any relationship, acts, omissions, misfeasance, malfeasance, causes of action, defenses, offsets, debts, sums of money, accounts, compensation, contracts, controversies, promises, damages, costs, losses and expenses, of every type, kind, nature, description or character, whether known or unknown, suspected or unsuspected, liquidated or unliquidated, each as though fully set forth herein at length (each, a "Released Claim" and collectively, the "Released Claims"), that Borrower now has or may acquire as of the later of: (i) the date this Agreement becomes effective through the satisfaction (or waiver by Bank) of all conditions hereto; (ii) the date that Borrower has executed and delivered this Agreement to Bank (hereafter, the "Release Date"), including without limitation, those Released Claims in any way arising out of, connected with or related to any and all prior credit accommodations, if any, provided by Bank, or any of Bank's predecessors in interest, to Borrower, and any agreements, notes or documents of any kind related thereto or the transactions contemplated thereby or hereby, or any other agreement or document referred to herein or therein.

(b) Borrower hereby acknowledges, represents and warrants to Bank as follows:

(i) Borrower understands the meaning and effect of Section 1542 of the California Civil Code which provides:
"Section 1542. GENERAL RELEASE; EXTENT. A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR."

(ii) With regard to Section 1542 of the California Civil Code, Borrower agrees to assume the risk of any and all unknown, unanticipated or misunderstood defenses and Released Claims which are released by the provisions of this General Release in favor of Bank, and Borrower hereby waives and releases all rights and benefits which it might otherwise have under Section 1542 of the California Civil Code with regard to the release of such unknown, unanticipated or misunderstood defenses and Released Claims.

(c) Each person signing below on behalf of Borrower acknowledges that he or she has read each of the provisions of this General Release. Each such person fully understands that this General Release has important legal consequences and each such person realizes that they are releasing any and all Released Claims that Borrower may have as of the Release Date. Borrower hereby acknowledges that it has had an opportunity to obtain a lawyer's advice concerning the legal consequences of each of the provisions of this General Release.

(d) Borrower hereby specifically acknowledges and agrees that: (i) none of the provisions of this General Release shall be construed as or constitute an admission of any liability on the part of Bank; (ii) the provisions of this General Release shall constitute an absolute bar to any Released Claim of any kind, whether any such Released Claim is based on contract, tort, warranty, mistake or any other theory, whether legal, statutory or equitable; and (iii) any attempt to assert a Released Claim barred by the provisions of this General Release shall subject Borrower to the provisions of applicable law setting forth the remedies for the bringing of groundless, frivolous or baseless claims or causes of action.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first written above.

Auto-Graphics, Inc.                             Wells Fargo Bank
                                                National Association
By  ss/Michael K. Skiles                        By  ss/Darryl Hallie Michael
K. Skiles, President                    Vice President/Principal




EXHIBIT 10.42


REVOLVING REDUCING NOTE.
$3,000,000.00
Los Angeles, California
August 1, 2000

FOR VALUE RECEIVED, the undersigned AUTO-GRAPHICS, INC., a California corporation ("Borrower"), promises to pay to the order of WELLS FARGO BANK, NATIONAL ASSOCIATION ("Bank") at its office at 333 South Grand Avenue, Los Angeles, California, or at such other place as the holder hereof may designate, in lawful money of the United States of America and in immediately available funds, the principal sum of Three Million Dollars ($3,000,000.00), or so much thereof as may be advanced and be outstanding, with interest thereon, to be computed on each advance from the date of its disbursement as set forth herein.
INTEREST:

(a) Interest. The outstanding principal balance of this Note shall bear interest (computed on the basis of a 360-day year, actual days elapsed) at a rate per annum one half of one percent (0.50%) above the Prime Rate in effect from time to time. The "Prime Rate" is a base rate that Bank from time to time establishes and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto. Each change in the rate of interest hereunder shall become effective on the date each Prime Rate change is announced within Bank.

(b) Payment of Interest. Interest accrued on this Note shall be payable on the last day of each month, commencing August 31, 2000.

(c) Default Interest. From and after the maturity date of this Note, or such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise, the outstanding principal balance of this Note shall bear interest until paid in full at an increased rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to four percent (4%) above the rate of interest from time to time applicable to this Note.

BORROWING AND REPAYMENT:

(a) Borrowing and Repayment. Borrower may from time to time during the term of this Note borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of this Note and of any document executed in connection with or governing this Note; provided, however, that the total outstanding borrowings under this Note shall not at any time exceed the principal amount set forth above or such lesser amount as shall at any time be available hereunder. The unpaid principal balance of this obligation at any time shall be the total amounts advanced hereunder by the holder hereof less the amount of principal payments made hereon by or for Borrower, which balance may be endorsed hereon from time to time by the holder. The outstanding principal balance of this Note shall be due and payable in full on June 3, 2002.

(b) Reductions in Availability. Notwithstanding the principal amount set forth above, the maximum principal amount available under this Note shall be reduced automatically and without further notice on each October 1 and each April 1, commencing October 1, 2000, by the amount of Two Hundred Fifty Thousand Dollars ($250,000.00), resulting in maximum principal availability hereunder of $2,750,000 on October 1, 2000; $2,500,000 on April 1, 2001;
$2,250,000 on October 1, 2001; and $2,000,000 on April 1, 2002, minus in each case the aggregate amount of reductions to the Line of Credit pursuant to paragraph (c) below. If the outstanding principal balance of this Note on any such date is greater than the new maximum principal amount then available hereunder, Borrower shall make a principal reduction on this Note on such date in an amount sufficient to reduce the then outstanding principal balance hereof to an amount not greater than said new maximum principal amount. If on any October 1 or April 1 the maximum principal amount then available hereunder equals or exceeds the outstanding principal balance of this Note, then Borrower shall not be required to repay principal outstanding under this Note solely by reason of the reduction in availability that occurs on such date.

(c) Equity Proceeds. Borrower shall prepay the Line of Credit in an amount equal to ten percent (10%) of Excess Equity Proceeds not more than two (2) business days after any Excess Equity Proceeds are received, and the Line of Credit shall be permanently reduced on such date by the amount of prepayment required by this sentence. "Equity Proceeds" shall mean the gross amount of new equity received by the Borrower and its Subsidiaries from and after April 1, 2000. "Excess Equity Proceeds" shall mean Equity Proceeds in excess of $5,000,000.00.

(d) Advances. Advances hereunder, to the total amount of the principal sum stated above, may be made by the holder at the oral or written request of (i) Robert S. Cope or Daniel E. Luebben or Corey M. Patick or Michael K. Skiles or Diep (Gina) Nguyen, any one acting alone, who are authorized to request advances and direct the disposition of any advances until written notice of the revocation of such authority is received by the holder at the office designated above, or (ii) any person, with respect to advances deposited to the credit of any deposit account of Borrower, which advances, when so deposited, shall be conclusively presumed to have been made to or for the benefit of Borrower regardless of the fact that persons other than those authorized to request advances may have authority to draw against such account. The holder shall have no obligation to determine whether any person requesting an advance is or has been authorized by Borrower.

(e) Application of Payments. Each payment made on this Note shall be credited first, to any interest then due and second, to the outstanding principal balance hereof.

EVENTS OF DEFAULT:

This Note is made pursuant to and is subject to the terms and conditions of that certain Amended and Restated Credit Agreement between Borrower and Bank dated as of August 1, 2000, as amended from time to time (the "Credit Agreement"). Any default in the payment or performance of any obligation under this Note, or any defined event of default under the Credit Agreement, shall constitute an "Event of Default" under this Note.

MISCELLANEOUS:

(a) Remedies. Upon the occurrence of any Event of Default, the holder of this Note, at the holder's option, may declare all sums of principal and interest outstanding hereunder to be immediately due and payable without presentment, demand, notice of nonperformance, notice of protest, protest or notice of dishonor, all of which are expressly waived by Borrower, and the obligation, if any, of the holder to extend any further credit hereunder shall immediately cease and terminate. Borrower shall pay to the holder immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees (to include outside counsel fees and all allocated costs of the holder's in-house counsel), expended or incurred by the holder in connection with the enforcement of the holder's rights and/or the collection of any amounts which become due to the holder under this Note, and the prosecution or defense of any action in any way related to this Note, including without limitation, any action for declaratory relief, whether incurred at the trial or appellate level, in an arbitration proceeding or otherwise, and including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation, any adversary proceeding, contested matter or motion brought by Bank or any other person) relating to Borrower or any other person or entity.

Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of California.

IN WITNESS WHEREOF, the undersigned has executed this Note as of the date first written above.

AUTO-GRAPHICS, INC., a California corporation
By:  ss/Michael K. Skiles
Name:  Michael K. Skiles
Title:    President


EXHIBIT 10.43

REVOLVING LINE OF CREDIT AGREEMENT AND NOTE
$250,000.00
Pomona, California
November 1, 2000

This Revolving Line of Credit Agreement and Note ("Agreement") is dated as of the date first written above by and between TheLibraryCard, Inc., a Nevada Corporation ("LibraryCard" or "Borrower"), and Auto-Graphics, Inc., a California corporation ("Auto-Graphics" or "Lender").

RECITALS

WHEREAS, LibraryCard is a development stage enterprise, which commenced operations in January, 2000, and

WHEREAS, LibraryCard is developing a library web "portal" on the Internet and may need additional cash financing for further development and promotion of the website; and

WHEREAS, Auto-Graphics is the parent company of LibraryCard and currently owns 60.9% of the issued and outstanding shares of stock of LibraryCard; and

WHEREAS, Auto-Graphics desires and hereby commits to provide LibraryCard, at its sole election and discretion, at any time and from time to time during the succeeding twelve (12) month period of time, with up to $250,000 in additional cash financing as may be required and requested by LibraryCard on an unsecured basis.

NOW THEREFORE, for value received, the undersigned LibraryCard promises to pay to Auto-Graphics on October 31, 2001at its office at 3201 Temple Avenue, Pomona, California, 91768-3200 in lawful money of the United States of America and in immediately available funds, the principal sum of Two Hundred Fifty Thousand Dollars ($250,000.00), or so much thereof as may be advanced and be outstanding and unpaid under this Agreement, with interest thereon, to be computed on each advance from the date of its disbursement as set forth herein. Auto-Graphics, for value received, the legal adequacy and sufficiency of which are hereby acknowledged and agreed, promises to advance and otherwise loan to LibraryCard as requested by LibraryCard and as provided for in this Agreement up to the maximum principal amount of $250,000.00.

INTEREST

(a) Interest. The outstanding principal balance of this Agreement shall bear interest (computed on the basis of a 360-day year, actual days elapsed) at a rate per annum of one percent (1.0 %) above the Prime Rate in effect from time to time under the Company's Amended and Restated Credit Agreement between the Company and Wells Fargo Bank dated August 1, 2000. Each change in the rate of interest hereunder shall become effective on the date that each Prime Rate change is reported by Wells Fargo Bank to the Lender.

(b) Payment of Interest. Interest accrued on this Agreement shall be payable on the last day of each month, commencing November 30, 2000.

(c) Default Interest. From and after the maturity date of this Agreement, or such earlier date as all principal owing hereunder becomes due and payable by acceleration or otherwise, the outstanding principal balance of this Agreement shall bear interest until paid in full at an increased rate per annum (computed on the basis of a 360-day year, actual days elapsed) equal to four percentage points (4%) above the rate of interest from time to time applicable to this Agreement up to the maximum interest rate allowable by law.

BORROWING AND REPAYMENT

(a) Borrowing and Repayment. Borrower may from time to time during the 12 month term of this Agreement borrow, partially or wholly repay its outstanding borrowings, and reborrow, subject to all of the limitations, terms and conditions of this Agreement; provided, however, that the total outstanding borrowings under this Agreement shall not at any time exceed the principal amount set forth above. The unpaid principal balance of this obligation at any time shall be the total amounts advanced hereunder by the Lender hereof less the amount of principal payments made hereon by or for Borrower, which balance may be endorsed hereon from time to time by the Lender. The outstanding principal balance of this Agreement shall be due and payable in full on October 31, 2001.

(b) Advances. Advances hereunder, up to the total amount of the principal sum stated above, may be made by the Lender at the written request of (i) Corey M. Patick or Michael K. Skiles or any other person subsequently designated by Borrower for such purpose, who are hereby authorized to request advances from the Chief Financial Officer of Auto-Graphics and direct the disposition of any advances until written notice of the revocation of such authority by Borrower is received by the Lender at the office designated above.

(e) Application of Payments. Each payment made on this Agreement shall be credited first, to any interest then due and second, to the outstanding principal balance hereof.
NON-TRANSFERABLE

This Agreement is not transferable to any third party without the express written consent of the Lender.

SECURITY & SUBORDINATION

This Agreement is unsecured and subordinate to that certain Credit Agreement between Auto-Graphics, Inc. and Wells Fargo Bank, NA dated August 1, 2000.

MISCELLANEOUS

(a) Remedies. Upon the occurrence of any default by the Borrower under this Agreement, the Lender, at the Lender's sole discretion and election, may declare all sums of principal and interest outstanding hereunder to be immediately due and payable without presentment, demand, notice of nonperformance, notice of protest, protest or notice of dishonor, all of which are expressly waived by Borrower, and the obligation, if any, of the Lender to extend any further credit hereunder shall immediately cease and terminate. Borrower shall pay to the Lender immediately upon demand the full amount of all payments, advances, charges, costs and expenses, including reasonable attorneys' fees, expended or incurred by the Lender in connection with the enforcement of the Lender's rights and/or the collection of any amounts which become due to the Lender under this Agreement, and the prosecution or defense of any action in any way related to this Agreement, including without limitation, any action for declaratory relief, whether incurred at the trial or appellate level, in an arbitration proceeding or otherwise, and including any of the foregoing incurred in connection with any bankruptcy proceeding (including without limitation, any adversary proceeding, contested matter or motion brought by Lender or any other person) relating to Borrower or any other person or entity.

(b) Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of California.

IN WITNESS WHEREOF, the undersigned parties intending to be legally obligated thereby, and thereunto legally and duly authorized have executed and delivered this Agreement as of the date first written above.
THELIBRARYCARD, INC., a Nevada corporation


By:    ss/Robert S. Cope
Name:  Robert S. Cope
Title:    Director


By:    ss/Corey M. Patick
Name:  Corey M. Patick
Title:    Director



AUTO-GRAPHICS, INC.,
a California corporation


By:    ss/Michael K. Skiles
Name:  Michael K. Skiles
Title:    President