Form 10-Q/A
period 2000-09-30
AUTO GRAPHICS INC
filed 2000-12-20
CIK 8598

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

                             AUTO-GRAPHICS, INC.

                                Form 10-Q/A

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

                              Form 10-Q/A

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

                                 Form 10-Q/A

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


















      See Notes to Unaudited Condensed Consolidated Financial Statements

                               AUTO-GRAPHICS, INC.

                                   Form 10-Q/A

                  Unaudited Condensed Consolidated Balance Sheets

                     September 30, 2000 and December 31, 1999


ASSETS                                           2000            1999
Current Assets:                                               (Audited)

  Cash & cash equivalents                    $ 1,987,532     $ 3,816,286
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    2000 and 1999)                             1,081,963       1,401,325
  Unbilled production costs                      269,552          27,891
  Other current assets                           261,923         109,987
Total current assets                           3,600,970       5,355,489

Software, equipment and leasehold
  improvements, net                            5,420,781       5,110,231

Other assets                                      93,273         181,595
                                             $ 9,115,024     $10,647,315

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                            $  459,403     $   293,798
  Deferred income                                898,449       1,273,873
  Accrued payroll and related
    liabilities                                  400,392         497,076
  Other accrued liabilities                      120,114         124,601
  Current portion of long-term debt              186,667          70,000
Total current liabilities                      2,065,025       2,259,348

  Long-term debt, less current portion         2,393,378       3,153,249

  Deferred taxes based on income                 475,236         475,236
Total liabilities                              4,933,639       5,887,833

Minority Interests                               449,412         676,850

Stockholders' equity:
  Notes Receivable - Stock (See Note 2)          (77,500)       (127,500)
  Common stock, 12,000,000
    shares authorized, 4,757,234
    shares issued and outstanding
    in 2000, and 3,431,433 shares
    issued and outstanding in 1999
    (See Note 2)                               4,193,754       3,793,332
  Retained earnings (Accumulated Deficit)       (362,104)        438,977
Accumulated Other Comprehensive Income           (22,177)        (22,177)

Total stockholders' equity                     3,731,973       4,082,632

                                             $ 9,115,024     $10,647,315







      See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.

                                  Form 10-Q/A

                      Unaudited Statements of Cash Flows

             For the Nine Months Ended September 30, 2000 and 1999


                                                   2000             1999
Cash flows from operating activities:
Increase (Decrease) in Cash
  Net income/(loss)                             $ (542,423)      $   56,558

  Adjustments to reconcile net
    income/(loss) to net cash
    provided by (used in) operating activities:

  Depreciation and amortization                    977,769          915,225
  Minority Interest                               (332,208)              --
Changes in operating assets
       and liabilities:
       Accounts receivable                         356,863          605,403
       Unbilled production costs                  (241,661)         (33,019)
       Other current assets                       (151,937)         208,969
       Other assets                                 48,246               --
       Accounts payable                            165,605         (504,336)
       Deferred income                            (375,424)         140,112
       Other accrued liabilities                    (4,488)          24,124
       Accrued payroll and
         related liabilities                       (96,685)          (6,586)
Net cash provided by (used in)
  operating activities                            (196,343)       1,406,450

Cash flows from investing activities:
  Capital expenditures                          (1,285,738)        (937,013)

Cash flows from financing activities:
  Net principal payments under debt
    agreements                                    (643,206)         (48,000)
  Sale of capital
    stock/warrants, net (See Note 2)               677,041          593,783
  Repurchase of stock, net (See Note 2)           (380,508)              --
Net cash provided by (used in)
  financing activities                            (346,673)         545,783

Net increase (decrease) in cash                 (1,828,754)       1,015,220

Cash & cash equivalents at beginning of year     3,816,286          292,744

Cash & cash equivalents at end of period        $1,987,532       $1,307,964

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                    $  222,778       $  238,605
    Income taxes                                    15,251           14,512


      See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.

                                  Form 10-Q/A

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

NOTE 2. In May 1999, the Company entered into a selling agreement with an associate pertaining to the Company's 1999 private placement offering, which raised $1,251,000 in equity investment and resulted in the sale/ issuance of an additional 1,501,200 shares of the Company's (restricted) Common Stock. Pursuant to the selling agreement, the Company sold and issued 240,000 3-year warrants for $800 entitling the associate to purchase one share of the Company's (restricted) Common Stock for each warrant for $.033 per share, which warrants remained issued and outstanding but unexercised at September 30, 2000. The 240,000 shares of Common Stock issuable through the exercise of these warrants reflect the Company's only potentially dilutive securities currently outstanding. The warrants were anti-dilutive for the nine months ended September 30, 2000. Subsequent to September 30, 2000, the associate sold the warrants to the Company's outside director for an amount representing a substantial discount for the (restricted) shares of the Company's Common Stock underlying such warrants as compared to the reported market price for "free trading" shares of the Company's Common Stock. The purchaser/transferee then exercised the warrants and purchased, and the Company caused to be sold and issued, the 240,000 shares of the Company's (restricted) Common Stock covered by such warrants for the exercise (purchase) price for such shares under the warrants (aggregating $8,000 or $0.033 per share).

In May 1999, the Company's principal director/shareholder granted an 18 month option to the same associate to purchase 1,125,000 shares of the Company's (restricted) Common Stock owned by such individual (and his Family Trust) through November 15, 2000, subject to a one year renewal provision in favor of the recipient, for $1.67 per share. (See Exhibit 10.30 "Option Agreement" dated May 15, 1999 to Form 10-Q for the period ended June 30, 1999). Likewise, the principal director/shareholder had an option under the same agreement to require the associate to purchase an additional 445,173 shares for $1.58 per share. The total shares (1,570,173) which are the subject of

                             AUTO-GRAPHICS, INC.

                                 Form 10-Q/A

                        Notes to Unaudited Condensed
                     Consolidated Financial Statements

                              September 30, 2000

NOTE 2.  Continued

this option represent approximately 33% of the Company's issued and outstanding Common Stock at September 30, 2000. The associate has recently given notice that he is exercising the option to purchase the 1,125,000 shares of the Company's Common Stock under the Option Agreement. The associate has until January 31, 2001 to perform and complete "due diligence" regarding the subject stock purchase transaction, and to purchase and pay for the shares being purchased from the director/shareholder. The director/shareholder did not exercise and therefore has lost his right to require the associate to purchase the 445,173 shares by the November 24, 2000 deadline. No assurances can be given as to whether or not the associate will, in fact, purchase the 1,125,000 shares of stock on or before the above referenced closing date; however, if the associate does purchase the option shares as indicated above, then such stock purchase transaction could and probably would represent a change in control and management of A-G.

As part of the Company's above referenced private placement offering, the Company sold an additional 93,000 shares of its (restricted) Common Stock on 4-year full recourse interest bearing notes totaling $77,500 to certain senior management of the Company.

In December 1999, the Company and the associate formed two new subsidiaries, Dataquad, Inc. and The LibraryCard, Inc. Both parties contributed nominal cash consideration. The Company also contributed certain software and other assets to such subsidiaries. A third party investor (who also invested in the Company's 1999 private placement offering) invested $1.0 million in cash in each of the subsidiaries in return for a 24.5% ownership interest. The
Company retained 60.9% and the associate retained a 5.5% interest personally and a 9.1% interest as trustee, after the issuance of 700,000 shares of Common Stock of each subsidiary to the associate as trustee for their stock option/purchase plans on 30 month full recourse notes totaling $280,500. In October 2000, the same investor reported to the Company that he did not believe that the Company had fully performed all of its obligations in respect of such subsidiaries securities sale and purchase transactions; and that, because the Company had not satisfied the investor's expectations regarding the Dataquad transaction, the investor maintained that his investment in LibraryCard was also put into issue. The investor indicated that he has no facts upon which to base any belief that the LibraryCard stock purchase transaction was not in accordance with the party's agreement. At this point in time, it is unclear whether or not the investor will actually assert any claims, in litigation or otherwise, that he is entitled to rescission and/or damages in respect of his investments in Dataquad, LibraryCard and/or the Company. The Company believes that, with the recent significant decline in the market valuations for technology including Internet stocks and the near term prospects for same, the investor may be experiencing "buyer's remorse". The Company is not aware of

                              AUTO-GRAPHICS, INC.

                                 Form 10-Q/A

                        Notes to Unaudited Condensed
                     Consolidated Financial Statements

                                September 30, 2000

NOTE 2.  Continued

any factual basis for the investor asserting any misrepresentation, securities laws or similar claims against the Company and/or LibraryCard in connection with the investor's purchase of shares of LibraryCard (or the Company). The Company is not aware of any facts upon which the investor could be expected to prevail in any action asserting similar claims against Dataquad (or the Company) in connection with the investor's purchase of shares of Dataquad. The Company has invited the investor to submit a written complaint setting forth whatever claims he thinks he may nevertheless have against the Company arising out of his investment in Dataquad and the facts supporting any claim he believes he may have against Dataquad.

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

                             AUTO-GRAPHICS, INC.

                                 Form 10-Q/A

                        Notes to  Unaudited Condensed
                     Consolidated Financial Statements

                              September 30, 2000

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

                            AUTO-GRAPHICS, INC.

                                Form 10-Q/A

                        Notes to  Unaudited Condensed
                     Consolidated Financial Statements

                              September 30, 2000

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

                                Form 10-Q/A


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

         Management believes that liquidity and capital resources will be adequate to fund operations including development of the business of the Company's new majority-owned Dataquad(tm)subsidiary into 2001.
However, LibraryCard's current independent financial resources are sufficient to sustain the subsidiary only through the balance of 2000. The Company recently committed to provide additional funding in an amount of up to $250,000 which should sustain the present operation through at least March 2001. The Company is initiating a private placement offering to raise gross proceeds of $750,000 through the sale of 1,000,000 shares of LibraryCard (restricted) Common Stock at $0.75 per share. The subject LibraryCard shares are convertible, at the option of the purchaser for a period of two years into one share of the Company's (restricted) Common Stock for every two shares of LibraryCard (restricted) Common Stock. No assurances can be given that the LibraryCard offering will be successful or that such subsidiary will be able to obtain adequate additional financing required to continue the development, operation and, ultimately, formal introduction and promotion of the site (and business) on a nation-wide basis without ongoing financial assistance from the Company and/or that the Company will determine to provide such assistance, and in what amounts over what period of time, beyond the $250,000 referenced above as having been committed to date.

         In order to accelerate development and expand the scope of the Company's Internet/Web initiatives and business, the Company will continue to explore opportunities to raise additional equity including the above

                            AUTO-GRAPHICS, INC.

                                Form 10-Q/A

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

         In August 2000, the Company restructured and extended the term of its credit facilities with its bank (Wells Fargo Bank, N.A.) through June 3, 2002. The new facility is now comprised of a single revolving line of credit. In light of the Company's present cash resources, and anticipated reduced need for bank credit, the newly implemented line of credit starts at a $3.0 million commitment and decreases over the 2-year term to a $2.0 million commitment and carries a lower rate of interest and reduced loan fees. The loan covenants provide the Company with greater flexibility to incur consolidated net losses (see Net Loss in 2000 below) and commit its cash resources to new initiatives consistent with less restrictive financial ratio covenants; and the Company has agreed to maintain conservative liquidity ratios which are designed to encourage the Company to finance future growth with investment capital (as opposed to bank debt).

                             AUTO-GRAPHICS, INC.

                                Form 10-Q/A

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

          Net losses were $542,000 in 2000 compared to net income of $57,000 in 1999 for the same reasons indicated above.

          Basic earnings per share and diluted earnings per share decreased from $0.02 in 1999 to a loss of $0.11 per share in 2000 for the same reasons indicated above. Shares outstanding have been retroactively restated for a 3-for-1 stock split in February 2000. See Note 2 and Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.

                           AUTO-GRAPHICS, INC.

                               Form 10-Q/A

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

          Net losses were $313,000 in 2000, compared to net income of $25,000 in 1999 for the same reasons indicated above.

          Basic earnings per share decreased from $0.01 per share in 1999 to a loss of $0.07 per share in 2000 and diluted earnings per share from $0.01 to a loss of $0.06 per share for the same reasons indicated above. Shares outstanding have been retroactively restated for a 3-for-1 stock split in February 2000. See Note 2 and Note 6 of Notes to Unaudited Condensed Consolidated Financial Statements.

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

                                Form 10-Q/A


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

                                Form 10-Q/A

                          PART II - OTHER INFORMATION


                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUTO-GRAPHICS, INC.


Date:        12/20/00               ss/ Michael K. Skiles
     ------------------------      ---------------------------------
                                   Michael K. Skiles, President


Date:        12/20/00               ss/ Daniel E. Luebben
     ------------------------      ----------------------------------
                                   Daniel E. Luebben, Chief Financial
                                   Officer and Secretary