Form 10-K
period 2000-12-31
AUTO GRAPHICS INC
filed 2001-05-03
CIK 8598

-----------------------------------------------------------------------------

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from____________________________ to___________________


      For the Fiscal Year Ended                  Commission File Number
          December 31, 2000                              0-4431


                               AUTO-GRAPHICS, INC.
             (Exact name of registrant as specified in its charter)


           California                                    95-2105641
  -------------------------------                     ----------------
  (State or other jurisdiction of                     (I.R.S. employer
   incorporation or organization)                   identification number)


        3201 Temple Avenue
        Pomona, California                                 91768
      ---------------------                              ----------
      (Address of principal                              (Zip Code)
       executive offices)


                  Registrant's telephone number: (800) 776-6939

                  ---------------------------------------------

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

                          Yes   [X]       No     [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 30, 2001 was $1,973,000.

The number of shares of the registrant's Common Stock outstanding at March 30, 2001 was 4,997,234 following a 3-for-1 stock split on February 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                           Except for exhibits, none.

                                     PART I

ITEM 1. BUSINESS

Auto-Graphics, Inc. including its wholly-owned A-G Canada, Ltd. and Datacat, Inc. subsidiaries and its majority-owned (61%) subsidiaries Dataquad, Inc. and The LibraryCard, Inc. (the "Company") provides software products and services used to create, convert, organize, manage and deliver database information via the Internet/Web, CD-ROM and/or print media. LibraryCard(TM) is an Internet/Web "portal" site, www.LibraryCard.com, being developed to offer library type information services to consumers (people in their homes, schools, libraries and offices).


Revenue is generated from direct sales, licensing and support of these software products and services including outsourcing contracts to provide hardware, software and other facilities to manage customer Web sites (outsourced Web "hosting").

The Company's products and services, including Web design, development and hosting, are presently sold into the following general customer categories;

        1) Libraries, especially library consortia requiring systems to create, convert, organize, manage, publish and access large bibliographic and holdings databases of multiple institutions used to implement resource sharing initiatives and services;

        2) Business and government customers who want an XML/SGML based editorial software system and related services enabling such enterprises to create, convert, organize, manage, deliver and access databases and other information dynamically within and outside the enterprise including over the Internet/Web with e-commerce capability;

        3) Corporate publishers, primarily manufacturers and distributors, who publish catalogs and promotional content used in their sales and marketing programs. The Company's capability, and customer's needs, now extends into e-commerce applications as a result of the Company's Internet/Web and database information expertise;

        4) Business and government customers who want Internet/Web design, development and/or Web "hosting" services for their proposed or existing Web sites.

        5) Traditional database publishers (encyclopedias, dictionaries and bibles) who use the Company's typesetting products and services to manage the editorial process and to create and publish content; and

        6) Consumers who want Internet/Web access to bibliographic and other library information type services offered by such site including services offered by libraries which can be accessed through such "portal" site (and sponsor, advertisers and/or commercial vendors who want to utilize such consumer site for delivery of communications and/or products to users of the site).

Products/Services

The products/services offered by the Company include the following:

Impact/ONLINE(TM) is the Internet/Web based online bibliographic database locator and interlibrary loan products/services system marketed by the Library Services division. A new version of Impact/ONLINE (IOL2) was completed in 2000, utilizing the NT operating system and Microsoft's SQL Server Relational Database Management System. The Company's customers began to implement this new version in late 2000, with the remaining Impact/ONLINE customers expected to convert to IOL2 during 2001. In addition to incorporating and upgrading current technologies and expanding capacity, the new version of Impact/ONLINE includes a number of functional enhancements requested by users and broadens the Company's markets.

In February of 2001, the Company completed the purchase of software and related assets of Maxcess Library Systems, Inc. This purchase and resulting offering will afford the Company the opportunity to expand its current ASP (Application Service Provider) IMPACT/ONLINE(TM) product/services offering in the library automation area to include a fully Web based integrated library system (ILS) which will be offered to libraries, including those who currently use the Company's SLiMS (Small Library Management System) product, for license for "in library" use or as an ASP service under the trade name IMPACT/VERSO(TM). Acquisition of the Company's new ILS software on an ASP basis will provide libraries with a low capital investment alternative to their ILS needs, with no local software/hardware requirements (other than a Web browser and a PC workstation), allowing the library and their patrons to access and utilize the library's bibliographic holdings information via the Internet/Web.

Impact/CMS(TM) (Content Management System) is a modular editorial, publishing and management component software system used to create, organize, maintain and manage information databases in XML (eXtensible Markup Language) standard format. The system can be configured for a single user or a multi-user enterprise system. Editorial revision and control, iteration management and DTD (Document Type Definition) validation are important functional capabilities of the system. Integrated components include data content validation, data authentication based on control and authority files, revision control and version control, complete record routing and approval management. The database resides under an Oracle or Sequel relational database system, which is provided by the user or by Dataquad. Impact/CMS can include a Web page preview capability used to validate electronic publishing compatibility. With the integration of Impact/WEB(TM) as an indexing and searching module, the CMS system provides a fully functioning editorial research and query platform. Adobe's Framemaker + SGML(TM) or other high-end composition system engines can be integrated or added to the CMS system to provide integrated composition and WYSIWYG viewing of the content for traditional print applications as desired. Dataquad owns the Impact/CMS software and markets it directly to end users and plans to expand distribution via third party distributors and partners. Dataquad has licensed the use of the CMS software system to Datacat for marketing to the HVACR (Heating, Ventilation, Air Conditioning, and Refrigeration) industry. Dataquad also offers full implementation services to convert legacy data to XML. In addition to the CMS software system, Dataquad also offers full Web site design, development, installation and maintenance including e-commerce capabilities and outsourced Web "hosting" facilities and follow-on support to business and other non-library customers.

Impact/WEB(TM) (Web access and publishing software) is owned by Auto-Graphics and is licensed for resale to Dataquad and Datacat and for use by LibraryCard. The system is the core software for all Web publishing applications and solutions offered by the Company including the Impact/ONLINE (IOL) system for libraries. This system provides custom indexing, search, content scoping, retrieval and display of database content. Customized modules include support for Oracle and MS Sequel database, XML and MARC data and e-commerce features. Impact/WEB is a "stand alone" Web publishing system. DHTML (dynamic HTML) pages are created "on the fly" based on database, application and/or user specific parameters and standard tools such as Application Server Pages, thereby eliminating the high cost of creating and managing static HTML based Web sites.


Applications

The Company provides outsourcing including Web "hosting" services to various types of customers, including libraries and businesses. The Company has a contract with the State of Texas (Texas Educational Agency or TEA) to develop and operate, on an outsourced "hosting" basis, an Internet/Web based online bibliographic database locator system and interlibrary loan system linking approximately 7,500 kindergarten through grade 12 public school libraries (when the system is fully developed and implemented). Approximately 5,100 school libraries are currently included in this Texas statewide system.

The Company has similar contracts with the States of Connecticut, Kansas, Oklahoma, Tennessee and the Canadian Provinces of British Columbia and Ontario. Customers also include regional library organizations in the States of Massachusetts, Illinois, New Jersey, Michigan, Ohio, and New Hampshire. Outsourced Internet/Web database management services presently support over 10,000 distinct library sites, enabling library users to access these library services via the Internet/Web from their offices and homes as well as from within the library.

The Company has acquired, developed and owns a substantial bibliographic database (including REMARC(TM) database of over four million records) and also makes available public agency databases including those offered by the United States Library of Congress, National Library of Canada, British Library and many U.S. and Canadian public and university libraries as a compendium of databases containing over 40 million unique records. The Company provides online bibliographic records for use by its U.S. and Canadian library customers via the Internet.

The Impact/CMS(TM) software system is owned and marketed by Dataquad primarily to business customers. The Boeing Company uses the CMS product for the development and maintenance of a database containing all maintenance and support documentation for the C-17 Air Transport project for the Air Force. Houghton Mifflin Co. uses the CMS product to develop and maintain their English language database for publication of the American Heritage Dictionary and its several spin-off dictionaries (College, High School, Paperback, etc.). Affinity Group Database Publishing uses CMS to develop and maintain its database of North American campgrounds and amenities published annually in the "Trailer Life Campground, RV Parks and Services Directory".

In support of customer migration to an XML/SGML tagged database, the Company continues to provide data conversion services. Services may include consulting on the design and development of the document type definition (DTD), which defines the tagging and structure of the proposed database. The customer provides manuscripts from which to key and/or legacy data in its native format, and Company staff use specialized software and utilities to re-tag the database with the new tags in accordance with the DTD. In 2000, the Company completed a major contract with Northrup-Grumman Marine Systems to convert thousands of pages to SGML format.

The Company believes that Dataquad, with its ability to offer a full complement of software and services to meet customers needs for (1) legacy data conversion,
(2) content development and management, (3) content distribution or delivery in electronic and other form and (4) e-commerce capability, may be unique in such end-to-end ("E2E") in-house services/capability offering.

LibraryCard(TM) is an effort by the Company to combine its extensive bibliographic database, Internet/Web and e-commerce capabilities into a public "portal" site offering a wide range of library and related services and products to consumers and library patrons supported by sponsors, commercial vendors and/or advertisers. LibraryCard is in the process of refining, developing and introducing the "core" features which the Company believes will distinguish its site from competing book selling sites, including: "Find-A-Book" (find a book using the LibraryCard bibliographic database including if the book is available at a local library which location service will initially be available in select geographic areas and eventually on a nationwide basis); "Buy-A-Book" (price the book comparing the LibraryCard price and the prices offered by competing book selling sites such as Amazon.com and Barnes and Noble.com and purchase the book from LibraryCard or by "clicking" through to a competing site to purchase the book in which case the Company earns a commission on such competing sale); "LibraryCard-Connect" (buy the book at a substantial discount and contribute the book, when you are through reading it, to a library seeking to acquire such title and which is willing to purchase the book at a substantial discount from the price otherwise available to the library); and the "Reference Room" (find information available on the Web by using the library-like index of information selected, classified and categorized by LibraryCard for such purpose). When the development and implementation of the above referenced features of the site are completed, it is believed that the LibraryCard bibliographic database will be the largest (most titles) in the Web world. The Company is assisting LibraryCard to complete development of its proposed "core" features. Further development and marketing/promotion of the LibraryCard site will require substantial outside funding. See "Liquidity and Capital Resources" as discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company provides services and Internet/Web software to create, maintain and provide access to product databases for its customers engaged in manufacturing and distribution and which use catalogs in the marketing and sales of their products and services to their customers. One example is Datacat's HVACR-specific product database, which is available on an annual site license basis to wholesalers and others in the HVACR industry. This HVACR database, combined with the Company's Internet/Web software, provides HVACR wholesalers and manufacturers the ability to quickly and easily put their custom catalog on the Internet. The Company's software flexibility provides customers with the capability of individualizing their Internet catalogs to include features such as custom indexing, multi-tier pricing, customer specific pricing and order entry (e-commerce). Using the database, which is published on the Internet/Web, the Company's customer has the ability to publish a CD-ROM or print catalogs.

The Company provides database composition services to major publishers such as Houghton Mifflin Co., The American Society of Health System Pharmacists, Zondervan, TL Enterprises and Oxford University Press. Pages may be produced to the customer's specification for use by the customer's printer and output as postscript data files, film, or camera-ready copy. The Company typeset the 24-volume set of the "American National Biography" for Oxford University Press. The Company regularly typesets the annual "Trailer Life Campground Directory" for TL Enterprises and the annual "Drug Information Formulary (DI)" edition for The American Society of Health System Pharmacists.

In addition to the Company's Internet/Web database products and services, the Company provides ancillary services required by the customers and markets it currently serves. These ancillary services include database entry and database "clean-up", database conversion and database loading services. These services enable customers to quickly and easily direct the development of an electronic information database, which may then be customized by the customer using the Company's suite of software and services.


Product Development

Core software embraces industry standard data structures, such as XML, SGML, and standards specific to the markets served, such as MARC and Z39.50 in the library industry. These standards afford customers the ability to create, convert, organize, manage and deliver (output) databases for the benefit of the enterprise and its customers, suppliers and other categories of users independent of the media used to publish this data.

Flexibility to distribute and use information by an enterprise is an important goal and provides the underlying premise of the Company's Internet/Web products and services. All new product development is being programmed in C++ and runs on Microsoft NT/Intel platforms. The Company is using N-tiered architecture to allow for customer implementation flexibility. Microsoft SQL Server provides the database engine for the second generation of the Company's flagship Impact/ONLINE(TM) library software product family. Development is based on an architecture that will work on multiple computers affording the system the ability to grow, as the Company's needs increase.


Marketing

The technology utilized and developed in the Company's products and services is applicable to a diverse group of markets and customers. The Company's marketing team is comprised of a corporate marketing staff and is augmented by a small direct sales force for each of the individual markets: library, publishing, HVACR industry, XML/SGML editorial content systems for business and government, Internet/Web solutions for business and government, and consumer Internet/Web library information services. Marketing activities include public relations, advertising, display and presentation at industry trade shows, targeted mailings, telemarketing and e-messaging campaigns.

Products sold to the library market are generally sold by response to RFP's (requests for proposals) and, more frequently than not, competitive bidding managed by governmental purchasing departments. The Company maintains a proposal-writing department, which focuses on the identification of bidding opportunities and subsequent follow through documentation and processing activities. Price points for the Company's various products/services are instrumental in determining the type of sales effort deployed by the Company, except that Internet advertising is used in all markets for the Company's products regardless of the price point of the various products/services.

The Company's strategy for its Internet-centric products and services includes the continued development and acquisition of new products and services for existing customers. The Company also develops and refines these products for introduction to new customers and markets not currently served by the Company. The Company's strategy for entering new markets in the future will include acquisitions of companies and efforts to utilize strategic relationships with other companies who are already present or are otherwise knowledgeable about these prospective customers/markets.

To be successful in these new products/services, customers and markets, the Company will need to be able to create, finance, develop and implement new marketing initiatives and capabilities designed to introduce and market its Internet/Web line of products and services to prospective users who are not already familiar with the Company. The Company must compete successfully with other companies, many of whom will be larger, more established, better financed, more recognized and more experienced in the development, introduction, marketing, sales and service of the same or similar products and services to these targeted new customers/markets in a rapidly changing technological and distribution environment.

Accordingly, there can be no assurances that the Company will be able to launch, sustain and profit in the near or long term from these new products/services, customers and markets initiatives. Likewise, no assurances can be given that the Company will be successful in efforts to develop and utilize a strategic alliances strategy to assist in efforts to introduce and market its Internet/Web products and services to a broader range of customers/markets. However, as the market for managing and distributing information and knowledge continues to change, the Company intends, as it has in the past, to be responsive to the changing needs and requirements of customers as they evolve by offering new and enhanced products and services representing advances in the information and knowledge management industry.

Competition

The Company was an early entrant into the computerized database composition business and industry, and believes it may have been offering these products and services longer than any of the other companies in competition with the Company today in respect of these products/services to the library and publishing markets. In the library market, the Company competes with numerous companies, such as OCLC Online Computer Library Center, Inc., which are larger with substantially greater resources than are available to the Company and offer a wider variety of products and services for the library industry. Although the Company has been successful to date in securing many of the awarded contracts involving the development and implementation of Internet/Web based "online" bibliographic catalog and interlibrary loan services systems for state-wide, regional or other consortia of libraries, the Company has not been selected in competitive bidding for all of such contracts including several recent contracts and, if this category of library products/services business continues to grow as the Company believes should be the case, increased emphasis on this products/services niche of the library market can be expected to generate increased attention, capability and effort by one or more of the Company's competitors in this now relatively small niche of the library market.

Software sales of the Impact/CMS(TM) and Impact/WEB(TM) systems as well as complementary design, development and processing services are highly competitive. There are no definitive market share statistics available, however, the market is sizable and there are many companies attempting to establish a position in this emerging market. Many competitors are smaller and local in character; however, many are larger and national with greater financial and other resources than the Company. Purchase contracts are generally awarded according to the results of pricing, technical capability, customer references and service performance.

In seeking to expand its customers/markets in the Internet/Web publishing market, the Company can be expected to face intense competition from existing and future competitors with substantially greater financial, technical, marketing, distribution and other resources than the Company and, therefore, may be able to respond more quickly than the Company can to new challenging opportunities, technologies, standards or customer requirements. The Company will compete with other large, well-known software development and Internet/Web database platform companies that offer a variety of software products. In addition to competitors already present in the market, recently several large, well-known computer hardware manufacturers have announced plans to enter the Internet/Web solutions and outsourced "hosting" business. The Company will also compete with a number of medium-sized, small and start-up companies that have introduced or are developing Internet/Web development, management, publishing and e-commerce products. Increasing competition could result in pricing pressures negatively impacting margins available to companies competing in this market and could make it difficult or even impossible for the Company to gain recognition and acceptance of its particular line of these products and services. Of course, it is also possible that companies that are now, or, may be in the future, competing in the broader market where the Company is seeking to compete may determine to enter the Company's traditional markets with adverse impact on the Company as a result of increased competition.

In the case of the Company's LibraryCard(TM) "portal" business, the Company faces substantial, and possibly even insurmountable, obstacles in establishing such site's ability to attract and retain sufficient use to qualify such site as a viable alternative for sponsors, commercial vendors and/or advertisers who have the opportunity to do business with established, well-known and proven "portal" sites such as Yahoo!(R), AOL, MSN(R) and others.

Company Background

The Company was founded in 1950 and incorporated in 1960 in the State of California. Beginning in 1964, the Company was one of the pioneers in computerized typesetting and database composition services for the library and publishing industries. Over the years, the Company has migrated its products and services to the most current technology required to address changing customer needs and requirements. The Company started in print, moved to microfilm/fiche and then to CD-ROM as the media of choice for its products/services, and is continuing the process of adapting its products and services to the prevailing Internet/Web environment.


Offices/Employees

The Company's main office is in Pomona, California, in the greater Los Angeles area. The Company's wholly owned Canadian subsidiary, A-G Canada, Ltd., is located in Toronto, Canada. Marketing representatives are located in California, Missouri, Washington, Maryland and Toronto, Canada. The Company including its subsidiaries employs approximately 100 persons in all locations. The Company believes that relationships with its employees are good.


Financial Information About Geographic Areas

See Note 1, "Segment Reporting" of Notes to Consolidated Financial Statements.


ITEM 2. PROPERTIES

The Company leases its corporate office and production facility from a limited partnership owned by a current and former director/stockholder of the Company ("Lessor"). The Company has an option to purchase a one-third interest in the partnership from the Lessor for an amount not to exceed $150,000. From January 2000 through March 2000, the Company leased 29,260 square feet having an annual base rent of $351,000 (plus expenses). From May 2000 through December 2000 the Company leased 19,480 square feet having an annual base rent of $233,000 (plus expenses). The reduction in space was completed as a result of a planned consolidation and resulted in a decrease in the Company's annualized rent expense of $118,000 (plus expenses). The current lease term expires in June 2001. (See Note 6 of Notes to Consolidated Financial Statements, and Item 13). The Company presently plans to enter into a new lease agreement with the Lessor prior to the expiration of the current lease. Management believes that the reconfigured space is now and will be sufficient for the Company's needs for the foreseeable future; however, should the Company experience substantial growth necessitating increases in staffing, the Company may require additional space. The Company leases small sales and sales support office space in Seattle, Washington and also in Maryland. In addition, the Company leases a small sales and support office for A-G Canada, Ltd. in Etobicoke, near Toronto, Ontario, Canada. The Company planned and implemented a reduction in the space occupied in this facility from 3700 to 1730 square feet in June 2000. The reduction in space is consistent with its expected future needs.

ITEM 3. LEGAL PROCEEDINGS

None.

In December 1999, the Company and an associate formed two new subsidiaries, Dataquad, Inc. and The LibraryCard, Inc. Both parties contributed nominal cash consideration. The Company also contributed certain software and other assets to such subsidiaries. A third party investor (who also invested in the Company's 1999 private placement offering) invested $1.0 million in cash in each of the subsidiary's in return for a 24.5% ownership interest. The Company retained 60.9% and the associate retained a 5.5% interest personally and a 9.1% interest as trustee, after the issuance of 700,000 shares of Common Stock of each subsidiary to the associate as trustee for their stock option/purchase plans. In October 2000, the third party investor reported to the Company that he did not believe that the Company had fully performed all of its obligations in respect of such subsidiaries securities sale and purchase transactions; and that, because the Company had not satisfied the investor's expectations regarding the Dataquad transaction, the investor maintained that his investment in LibraryCard was also put into issue. The investor indicated that he has no facts upon which to base any belief that the LibraryCard stock purchase transaction was not in accordance with the party's agreement. The Company believes that, with the recent significant decline in the market valuations for technology including Internet stocks and the near term prospects for same, the investor may be experiencing "buyer's remorse". The Company is not aware of any factual basis for the investor asserting any misrepresentation, securities laws or similar claims against the Company and/or LibraryCard in connection with the investor's purchase of shares of LibraryCard (or the Company). The Company is not aware of any facts upon which the investor could be expected to prevail in any action asserting similar claims against Dataquad (or the Company) in connection with the investor's purchase of shares of Dataquad. The Company invited the investor to submit a written complaint setting forth whatever claims he thinks he may nevertheless have against the Company arising out of his investment in Dataquad and the facts supporting any claim he believes he may have against Dataquad, which was subsequently received. At the beginning of 2001, the Company completed a merger reorganization whereby all of the Company's Datacat subsidiaries non-HVACR assets/business was contributed to Dataquad. Following such reorganization, which was implemented by the Company independent of the investor's complaints to the Company regarding the Dataquad transaction, the Company has received no further communication from the investor in respect of his previously submitted complaints.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Stock quotations.

                                        2000
                    ----------------------------------------------
                            Bid                        Ask
                    --------------------      --------------------
Price Range          High          Low         High          Low
-----------         -------      -------      -------      -------
First Quarter       $13.500      $ 5.333      $15.000      $ 5.667
Second Quarter       12.000        5.063       13.000        6.250
Third Quarter         5.500        2.250        6.500        2.875
Fourth Quarter        3.750        1.250        4.438        1.438


                                       1999
                    ------------------------------------------
                           Bid                       Ask
                    ------------------      ------------------
Price Range          High        Low         High        Low
-----------         ------      ------      ------      ------
First Quarter       $1.042      $ .792      $1.417      $1.000
Second Quarter       2.083        .792       2.250       1.333
Third Quarter        2.250       1.792       2.375       2.000
Fourth Quarter       5.333       2.125       5.667       2.333


Share prices above have been retroactively adjusted to reflect a 3-for-1 stock split which occurred on February 28, 2000. Trading in the Company's Common Stock is reported on the electronic OTC Bulletin Board under the symbol "AUGR" (Cusip Number 052725 10 8). The stock quotations set forth above have been provided by Pink Sheets LLC, (formerly the National Quotation Bureau, Inc.), and represent the highest and lowest closing bid and asked prices quoted by broker/dealers making a market in the Company's Common Stock in the OTC market for the periods presented. Prices quoted do not include retail markup, markdown or commissions and may not reflect actual transactions in shares of the Company's stock.

As of March 30, 2001, the number of holder accounts of record (including depository and nominee or "street name") of the Company's Common Stock was approximately 225. The Company believes that the number of record and beneficial owners of the Company's Common Stock is in excess of 450 stockholders. The Company has never paid a cash dividend and there are no plans to do so in the near future. See Note 3 of Notes to Consolidated Financial Statements for information as to the bank loan restriction on the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA


Dollar amounts in thousands except per share data (which has been adjusted to reflect the 3-for-1 stock split in February 2000).

                                            Years Ended December 31,
                         ------------------------------------------------------------
                          2000          1999         1998          1997         1996
                         -------       -------      -------       -------      ------
Operating results:
  Net sales              $ 8,323       $ 8,391      $ 9,099       $10,036      $9,218
  Net income/(loss)         (875)          105       (1,064)          212         236
  Basic Earnings/
    (loss)per share         (.18)          .03         (.33)          .06         .07
  Diluted Earnings/
    (loss)per share         (.18)          .03         (.33)          .06         .07

At year-end:
  Total assets             8,153        10,647        7,573         8,852       7,132
  Long-term debt           2,057         3,153        2,588         2,911       2,101


No cash dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Management believes that liquidity and capital resources will be adequate to fund operations of the Company for 2001. The Company has cash balances remaining from the Company's sale of private placement stock in 1999/2000, has and is implementing cost savings steps in the Company's LibraryCard and Dataquad subsidiaries and completed a U.S. $1.5 million Japanese licensing transaction in the 1st Quarter of 2001.

In 1999 and 2000, the Company raised approximately $4 million through the sale of stock in the Company and in the Dataquad and LibraryCard subsidiaries. At December 31, 2000, the Company's cash position was approximately $1.2 million down $2.6 million (including a $1 million paydown in bank debt) from $3.8 million in cash at December 31, 1999. The balance in the Company's revolving reducing line of credit at December 31, 2000 was $2 million as compared to the prior capital line of credit balance at December 31, 1999, which was $3 million.

The equity raised by the Company was used in 2000 to fund the Company's Internet/Web initiatives and the Company's new LibraryCard and Dataquad subsidiaries. Under AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all costs incurred by such subsidiaries of a "start-up" nature were expensed as incurred. Such "start-up" expenses, and other non-capitalized costs/expenses, associated with such activities are not anticipated to have the same impact in 2001 as in 2000. LibraryCard's available cash resources were substantially consumed in 2000 in the process of developing the consumer "portal" Internet/Web site, www.LibraryCard.com. On November 1, 2000 the Company entered into a revolving line of credit agreement with its majority-owned (61%) subsidiary, LibraryCard, whereby the Company agreed to loan LibraryCard up to $250,000 for use as working capital during the twelve month period ending October 31, 2001. Amounts loaned to LibraryCard under the line of credit bear interest at the rate of 10% (which was the then current rate applicable under the Company's line of credit with Wells Fargo Bank). The outstanding balance of such credit line is scheduled to be repaid no later than October 31, 2001. As of December 31, 2000, no funds had been loaned by the Company. LibraryCard received and used an advance of approximately $225,000 from the Company in the 1st Quarter of 2001 to continue such development efforts. The Company anticipates that the full amount of the $250,000 credit line will be loaned to LibraryCard by the end of April 2001. Management believes that LibraryCard's ability to raise additional funds in late 2000 and early 2001 have been negatively affected by the existing unfavorable market conditions for Internet and related companies' stock offerings. LibraryCard's ability to raise capital in the near future is limited until the investment environment is more receptive to any such possible offering. The Company's ability to advance further monies to LibraryCard is limited by the Company's bank line of credit agreement that restricts loans by the Company to its subsidiaries to a maximum aggregate total amount of $350,000.

In February 2001 the LibraryCard staff was reduced to a minimum level with the intention that Auto-Graphics personnel will assist LibraryCard on an ongoing basis to complete development of its proposed "core" features at which time LibraryCard will resume efforts to obtain outside funding for the further development, operation and marketing/promotion of the LibraryCard site (estimated to be a minimum of $2 million) from outside sponsors, advertisers and/or investors. See Item 1 herein at page 5. Pending the outcome of such funding efforts, and the development and implementation of a business model that would allow LibraryCard to operate profitability, the Company intends to assist LibraryCard to continue development and operation of the site through at least 2001.

In March 2001, the Company licensed use of its REMARC(TM) bibliographic database of Library of Congress pre 1968 holdings to a Japanese Company for use exclusively in Japan for a one-time payment of U.S. $1.5 million. Such transaction will have a material affect on the results of operations to be reported by the Company for the 1st Quarter and year ended December 31, 2001.

In February of 2001, the Company completed the purchase of software and related assets of Maxcess Library Systems, Inc. for approximately $200,000. This purchase and resulting offering will afford the Company the opportunity to expand its current ASP (Application Service Provider) Impact/ONLINE(TM) product/services in the library automation area to include a fully Web based integrated library system (ILS) which will be offered to libraries, including those who currently use the Company's SLiMS (Small Library Management System) product, for license for "in library" use or as an ASP service under the trade name Impact/VERSO(TM). Acquisition of the Company's new ILS software on an ASP basis will provide libraries with a low capital investment alternative to their ILS needs, with no local software/hardware requirements (other than a Web browser and a PC workstation), allowing the library and their patrons to access and utilize the library's bibliographic holdings information via the Internet/Web.

In 2000, cash flow from operations was a negative $512,000 and in 1999 it was a positive $2,050,000. The decrease cash flow in 2000 was primarily attributable to the start-up costs incurred by the two new subsidiaries, Dataquad and LibraryCard. The cash flow in 2000 attributable to (non-cash) depreciation and amortization was $1,412,000 and net collection of accounts receivable was $139,000. Cash flow from operations in 2000 was partially offset by a reduction in customer advances (deferred income) of $281,000. As a result of the planned reduction in cash expenditures by LibraryCard and Dataquad, the negative cash flow in 2001 should be substantially less than 2000. At December 31, 2000, the Company's principal financial commitments, other than its bank line of credit, involved the lease of computer equipment ($147,000) and the lease of corporate facilities in Pomona, California and in Toronto, Canada. (See Note 5 of Notes to Consolidated Financial Statements). As a result of a program to consolidate the Company's office and production leased space in 2000, the Company reduced the space it occupied and leased at its Pomona facility by approximately 33% with a corresponding reduction in rent and expenses. A 53% reduction in occupied and leased space in Toronto was also implemented in June 2000. See Item 2. Properties herein.

The Company's principal use of cash for investing activities during 2000, 1999 and 1998 were directed primarily towards continuing the improvement and development of the Company's Impact/ONLINE(TM) software (bibliographic finding and interlibrary loan service using the Internet), to enhance the Impact/WEB search and retrieval engine and to further develop Dataquad's Impact/CMS(TM) (Content Management System) for the management and maintenance of XML/SGML databases. The amounts invested were $775,000, $750,000 and $795,000 respectively. The remainder of investing activities were to acquire hardware and software used to expand and enhance online services to the Company's current (and prospective) Internet/Web customers as well as leasehold improvements associated with its reduction in occupied space.

Cash flows used for financing activities for the Company for the years 2000, 1999 and 1998 were directed primarily towards the reduction of long-term debt totaling over $1.7 million while the primary source of cash from investing activities was sales of stock totaling approximately $4 million. In 2000, the Company used a portion ($1 million) of the proceeds from the sales of stock in 1999 and 2000 to lower bank debt. In addition, the Company restructured its bank agreement and as a result the Company agreed to maintain consolidated cash balances of 40% of the maximum borrowing capability as provided in the bank agreement ($1.1 million at December 31, 2000). (See Notes 2 and 3 of Notes to Consolidated Financial Statements). Also, in 2000 the Company repurchased stock from a former director/stockholder and a former officer of the Company ($380,000). (See Note 7 of Notes to Consolidated Financial Statements). In 1999, the Company's consolidated cash increased by approximately $3.1 million as a result of the sale of stock by the Company and its LibraryCard and Dataquad majority-owned (61%) subsidiaries. The Company used a portion ($375,000) of the proceeds to reduce long-term debt in 1999. In 1998, the primary use of cash under financing activities was a net reduction in long-term debt of $379,000.

The Company's capital resources are available for use as working capital, for capital investments, possible future acquisitions of businesses, products and/or technologies complementary to the Company's existing and anticipated future information technology business. Management believes that to attain the Company's goals it is essential for the Company to continue to invest in Internet/Web capability for the foreseeable future. See prior reference to the Company's Maxcess acquisition in February 2001 as representative of the Company's acquisition strategy for the foreseeable future.

In August 2000 the Company implemented a revolving credit agreement to replace its prior capital line of credit. The proceeds from the new line of credit were used to repay the capital line of credit. Upon commencement of the new line of credit, the maximum borrowings were $3,000,000. The maximum credit commitment under the new line of credit reduces periodically over the term of the credit commitment and reaches a maximum of $2,000,000 on April 2, 2002 and, the agreement matures on June 2, 2002. The interest rate on the line of credit is one-half of one percent above the bank prime rate in effect from time to time. The agreement also requires that the Company maintain consolidated cash balances equal to 40% of the maximum credit commitment in effect throughout the term of the agreement. The credit line is secured by all of the assets of the Company and its subsidiaries. It also requires that the Company maintain certain minimum financial covenant ratios, restricts the payment of cash dividends and limits the amount of certain types of equity investments, including the repurchase of Company stock as well as limiting the amount of loans to third parties, including, subsidiaries. As of December 31, 2000, the Company was in compliance with all of its loan covenants. See Note 3 of Notes to Consolidated Financial Statements.

Results of Operations

2000 Compared to 1999

Overall, 2000 sales as compared to 1999 were down $69,000 or 0.8% (from $8.39 million in 1999 to $8.32 million in 2000). The primary products/services offering within the Company's total reported sales is Internet/Web and related product/services. These products/services are a substantial part of the Company's sales to the library industry. Consolidated sales from Internet/Web products/services were down $85,000 or 1.7% in 2000. These products/services accounted for over 58% of the Company's total sales in both 2000 and 1999. During 2000, Canadian sales of Internet/Web products/services decreased $86,000 while sales of similar products and services in the United States were unchanged. The Company expects that the U.S. and Canadian markets for such Internet/Web products/services will continue to be very competitive and that further erosion of sales in Canada will likely occur during 2001. The remainder of sales in the library division were down $230,000 or 12.8% (from $1.78 million in 1999 to $1.55 million in 2000). The primary reason for the decrease was a reduction in the number and volume of special one-time data conversion type projects. These projects tend to have a high labor content and therefore, low margins. The Company has not emphasized this area of service in 1999 and 2000 because of the lower margins.

Publishing division sales increased $244,000 or 14.8% (from $1.65 million in 1999 to $1.90 million in 2000). The increase was primarily a result of a $549,000 increase in conversion services that are performed on an individual project basis. The increase was partially offset by a decrease of $125,000 in traditional publishing (database management services for catalogs, Bibles and reference works) and a decrease of $180,000 in software licenses and support. The Company's traditional publishing business has been declining for several years and is expected to decline further in 2001. Sales for such traditional publishing business declined over 12% in 2000 (from $996,000 in 1999 to $871,000 in 2000).

Sales in Canada overall were down $57,000 or 3.4% in 2000 (from $1.69 million in 1999 to $1.64 million in 2000). Libraries in both the United States and Canada appear to be seeking reduced cost (or free) sources for such cataloging services; and are sometimes willing to accept lesser quality records than the Company offers and such libraries historically preferred, in order to achieve such cost reduction objectives. In response to this trend, the Company has implemented a revised selling model shifting from a fee per record based service to a subscription based service offering library customers quality bibliographic cataloging record information for a flat fee per year. Overall, gross margins decreased $635,000 or 18% (from $3.5 million, or 41% of sales in 1999 to $2.9 million or 35% of sales in 2000). The decrease in gross margin results from losses (negative gross margin) in the amount of $493,000 that were attributable to start-up costs of the Company's two new subsidiaries, Dataquad and LibraryCard. The Company continues to emphasize its Internet/Web hosting library services, which are less labor intensive and, therefore, generally have higher gross margins than the high labor content work such as the publishing database business. As the mix of products and services offered by the Company continues to move toward such higher margin business, gross margins should improve as a result when combined with the expectation that losses for LibraryCard will be substantially less than in 2000.

Selling, general and administrative expenses in 2000 increased $1,067,000 or 34% (from $3.15 million in 1999 to $4.22 million in 2000). The increase was primarily a result of increased expenses at the Company's two new subsidiaries, Dataquad and LibraryCard, where such combined expenses were $978,000 for 2000. SG&A expenses for 2001 will be reduced as a result of staff and other cost reduction efforts at LibraryCard which occurred in February 2001.

Net interest expense in 2000 was down $244,000 or 70% (from $348,000 in 1999 to $104,000 in 2000). The decrease results from the overall lower borrowings from the bank, a lower interest rate on the bank debt and increased interest income that resulted from the investing the cash balances required to be maintained by the credit agreement with the bank.

At December 31, 2000, the Company had available Federal, state and Canadian net operating loss carryforwards of approximately $2,454,000, $615,000 and $137,000, respectively (expiring in 2020 for Federal taxes, in 2006 for state taxes and 2005 for Canadian taxes). A valuation allowance in the amount of $531,000 for unrecognized U.S. tax loss carryforwards.


1999 Compared to 1998

Overall, 1999 sales were down approximately $708,000 or 8% from 1998 ($9.10 million in 1998 versus $8.39 million in 1999). Revenues from Internet/Web products and services, however, were up 37% in 1999, and accounted for over 58% of the Company's total sales. The transition from the Company's CD-ROM products and services to Internet/Web continued in 1999, and was largely complete. In 1999, the Company completed its plan to discontinue offering and supporting PC computer sales and service to its library customers (who now buy such computers/services directly from the manufacturers or other sources) for use with the Company's software, online products and services. The decline in 1999 sales was almost entirely attributable to the Company's traditional publishing business which has been declining for several years. Sales from such traditional publishing business (database publishing services for catalogs, Bibles and reference works) declined over 50% in 1999 (from $2.1 million in 1998 to $1.0 million in 1999).

Overall, sales in Canada were down 15% in 1999 ($2.0 million in 1998 versus $1.7 million in 1999), as a result of several large information processing contracts that were completed in 1998. The Company's bibliographic cataloging business continued to decline in 1999 and was down 11% from 1998 levels.

Overall gross margins increased significantly in 1999 to 41% of sales up from 31% in 1998 (however 1998 results included additional depreciation and amortization expense of $383,000 associated with adjustments in the useful life of certain computer hardware and software assets). The Company emphasized its Internet/Web hosting library services, which are less labor intensive and, therefore, generally have higher profit margins. Gross margins were anticipated to improve as a result of an emphasis on products and services with higher margins.

In 1999, the Company implemented a cost reduction program. Staff levels, particularly in the Company's traditional database publishing business, were reduced by 50% as a result of the lower volume of such work. Likewise, selling, general and administrative expenses in 1999 declined $793,000 from 1998 as staffing was reduced and other related expenses were curtailed. SG&A expense in 1998 was abnormally high as a result of certain non-recurring payroll and severance expense and accruals associated with a reduction in staff, primarily in the Company's Canadian operation. Notwithstanding lower than average borrowings, interest expense was up $29,000 in 1999 over 1998 as a result of higher interest rate charges (up 100 basis points) and loan fees paid in 1999 attributable to renewal of the Company's bank loan in such year (following the substantial loss incurred by the Company in 1998).


Information Relating To Forward-Looking Statements

This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Impact of Inflation

General price inflation is not anticipated to have a material effect on the Company's business in the near future. Historical dollar accounting does not reflect changing costs of operations, the future cost of expansion and the changing purchasing power of the dollar. Should more than moderate inflation occur in the future, it can be expected to impact the Company in an adverse manner, as prices cannot be adjusted quickly due to the contractual nature of a substantial amount of the Company's business, while costs of personnel, materials and other purchases tend to escalate more rapidly.

Foreign Exchange

The functional and reporting currency of the Company is the U.S. dollar, while the functional and reporting currency for A-G Canada Ltd., the Company's wholly owned Canadian subsidiary, is the Canadian dollar. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. The value of the Canadian dollar decreased in relation to the U.S. dollar in 2000 (whereas the opposite occurred in 1999) and, the result was a net foreign currency loss for the Company. The net foreign exchange transaction losses, expressed in U.S. dollars for 2000 were $68,817 compared to transaction gains of $52,591 in 1999. Further decreases in the value of the Canadian dollar will result in additional foreign currency translation losses, and increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange gains. Other than for sales by A-G Canada in Canada, all other transactions involving the Company are denominated in U.S. dollars. See Note 1 of Notes to Consolidated Financial Statements.


Pending Pronouncements

See Note 1 "Pending Pronouncements" of Notes to Consolidated Financial
Statements.


ITEM 7a. MARKET RISK

See Note 1 "Foreign Currency Translation," "Credit Risk," and "Fair Value of Financial Instruments" of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements covered by Report of Independent Certified Public Accountants.

                                                                    Page
                                                                  Reference
                                                                  ---------
Report of Independent Certified Public Accountants                   21

Balance Sheets at December 31, 2000 and 1999                         22

Statements of Operations and Comprehensive Income (Loss)
  for years ended December 31, 2000, 1999 and 1998                   23

Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998                       24

Statements of Cash Flows for the years
  ended December 31, 2000, 1999 and 1998                             25

Notes to Consolidated Financial Statements                           26

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders
Auto-Graphics, Inc.
Pomona, California

We have audited the accompanying consolidated balance sheets of Auto-Graphics, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-Graphics, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.





                                            BDO SEIDMAN, LLP



Los Angeles, California
March 9, 2001

                               AUTO-GRAPHICS, INC.
                                  ------------

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

           ASSETS (Notes 2 and 3)                     2000               1999
           ----------------------                 ------------       ------------
Current assets:
  Cash                                            $  1,202,442       $  3,816,286
  Accounts receivable, less
    allowance for doubtful accounts
    ($38,000 in 2000 and 1999)                       1,280,977          1,401,325
  Unbilled production costs                            251,088             27,891
  Other current assets                                 181,902            109,987
                                                  ------------       ------------
Total current assets                                 2,916,409          5,355,489
Software, equipment and leasehold
  improvements, net (Note 1)                         5,121,592          5,110,231
Other assets                                           114,696            181,595
                                                  ------------       ------------
                                                  $  8,152,697       $ 10,647,315
                                                  ============       ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Accounts payable                                $    481,136       $    293,798
  Deferred income                                      982,166          1,273,873
  Accrued payroll and related
    liabilities                                        436,510            497,076
  Other accrued liabilities                             63,845            124,601
  Current portion of long-term debt (Note 3)            77,257             70,000
                                                  ------------       ------------
Total current liabilities                            2,040,914          2,259,348

Long-term debt, less current
  portion (Note 3)                                   2,056,876          3,153,249
Deferred taxes (Note 4)                                387,900            475,236
                                                  ------------       ------------
Total liabilities                                    4,485,690          5,887,833

Commitments and contingencies (Note 5)

Minority Interests                                     248,114            676,850

Stockholders' equity:
  Notes Receivable - Stock (Note 7)                    (77,500)          (127,500)
  Common Stock, 12,000,000
    shares authorized, 4,997,234
    shares issued and outstanding in
    2000 and 4,784,934 shares issued
    and outstanding in 1999 (Note 7)                 4,201,755          3,793,332
  Retained earnings/(accumulated deficit)             (694,381)           438,977
  Accumulated other comprehensive
    income/(loss)                                      (10,981)           (22,177)
                                                  ------------       ------------
Total stockholders' equity                           3,418,893          4,082,632
                                                  ------------       ------------

                                                  $  8,152,697       $ 10,647,315
                                                  ============       ============

                 See Notes to Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                  ------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                    Years ended December 31, 2000, 1999, 1998

                                          2000               1999               1998
                                       -----------       ------------       ------------
Net sales                              $ 8,322,604       $  8,391,323       $  9,099,198

Costs and expenses
  Cost of sales                          5,439,035          4,872,445          6,258,523

  Selling, general
    and administrative                   4,217,306          3,149,754          3,943,143
                                       -----------       ------------       ------------

                                         9,656,341          8,022,199         10,201,666
                                       -----------       ------------       ------------

Income/(loss) from operations           (1,333,737)           369,124         (1,102,468)

  Interest expense, net                   (103,648)          (347,957)          (311,797)

  Other income/(expense)                   (68,817)            52,591            (47,357)
                                       -----------       ------------       ------------

Income/(loss) before taxes              (1,506,202)            73,758         (1,461,622)

  Income tax benefit (Note 4)              (98,000)           (46,630)          (397,000)

  Minority interest in income/
    (loss) of subsidiaries                (533,504)            15,200                 --
                                       -----------       ------------       ------------

Net income/(loss)                         (874,698)           105,188         (1,064,622)
                                       -----------       ------------       ------------

  Foreign currency
    translation adjustments                 11,196            (19,770)               157
                                       -----------       ------------       ------------

Total comprehensive income/(loss)      $  (863,502)      $     85,418       $ (1,064,465)
                                       ===========       ============       ============


Basic earnings/(loss) per share        $      (.18)      $        .03       $       (.33)
                                       ===========       ============       ============

  Weighted average
    shares outstanding (Note 1)          4,821,321          3,684,009          3,199,935
                                       ===========       ============       ============


Diluted earnings/(loss) per share      $      (.18)      $        .03       $       (.33)
                                       ===========       ============       ============

  Weighted average
    shares outstanding (Note 1)          4,821,321          3,776,004          3,199,935
                                       ===========       ============       ============


Note: Shares outstanding have been retroactively adjusted to reflect a 3-for-1 stock split which occurred on February 28, 2000. See Note 1 "Earnings per Share" in Notes to Consolidated Financial Statements.

                 See Notes to Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended December 31, 2000, 1999, 1998

                                                             Retained
                                Common Stock                 Earnings/        Other            Total
                         ----------------------------      (Accumulated    Comprehensive    Stockholders'
                           Shares           Amount           Deficit)      Income/(Loss)       Equity
                         ----------       -----------      ------------    -------------    -------------
Balances at
  December
   31, 1997               3,271,434       $ 1,237,367       $ 1,534,741       $ (2,564)      $ 2,769,544
 Net loss                        --                --        (1,064,622)            --        (1,064,622)
 Common Stock
  Retired                   (78,000)           (7,020)          (94,730)            --          (101,750)
 Foreign
  Currency
  Translation
  Adjustments                    --                --                --            157               157
                         ----------       -----------       -----------       --------       -----------
Balances at
  December
   31, 1998               3,193,434         1,230,347           375,389         (2,407)        1,603,329
 Net income                      --                --           105,188             --           105,188
 Notes
   Receivable                    --          (127,500)               --             --          (127,500)
 Common Stock
  Issued in:
   Parent                 1,654,200         1,225,501                --             --         1,225,501
   Subsidiaries
    Net of Minority
    Interests                               1,343,350                                          1,343,350
 Common Stock
  Retired                   (62,700)           (5,866)          (41,600)            --           (47,466)
 Foreign
  Currency
  Translation
  Adjustments                    --                --                --        (19,770)          (19,770)
                         ----------       -----------       -----------       --------       -----------
Balances at
  December
   31, 1999               4,784,934         3,665,832           438,977        (22,177)        4,082,632
Net loss                                                       (874,698)                        (874,698)
Common Stock
  Issued in:
   Parent                   225,000           930,000                --             --           930,000
Warrants
  exercised
  in Parent                 240,000             8,800                --             --             8,800
Common Stock
  Retired                  (252,700)         (171,848)         (258,660)            --          (430,508)
Note
  Receivable                     --            50,000                --             --            50,000
Cost of Equity
  Funding                        --          (253,760)               --             --          (253,760)
Change in
  Minority
  Interest                       --          (104,769)               --             --          (104,769)
Foreign
  Currency
  Translation
  Adjustments                    --                --                --         11,196            11,196
                         ----------       -----------       -----------       --------       -----------
Balances at
  December
   31, 2000               4,997,234       $ 4,124,255       $  (694,381)      $(10,981)      $ 3,418,893
                         ==========       ===========       ===========       ========       ===========

                 See Notes to Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                  ------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 31, 2000, 1999, 1998

                                                           2000              1999              1998
                                                        -----------       -----------       -----------
Cash flows from operating activities:
  Net income/(loss)                                     $  (874,698)      $   105,188       $(1,064,622)
  Adjustments to reconcile net
    Income/(loss) to net cash provided by (used in
    operating activities:
        Depreciation and amortization                     1,412,328         1,381,053         1,676,056
        Deferred taxes                                      (98,000)          (74,000)         (174,000)
        Minority Interest                                  (533,504)           15,200                --
    Changes in operating assets
      and liabilities, net of the
      effect of acquisitions
        Accounts receivable                                 138,991           276,121           637,971
        Unbilled production costs                          (223,197)           58,682            (3,149)
        Other current assets                                (72,407)          204,933          (241,303)
        Other assets                                         36,616            27,874           (12,755)
        Accounts payable                                    187,592          (341,215)          (32,062)
        Deferred income                                    (281,463)          452,067           277,642
        Accrued payroll and
          related liabilities                              (145,922)          (93,925)          313,030
        Other accrued liabilities                           (58,091)           37,876           (66,698)
                                                        -----------       -----------       -----------
Net cash provided by (used in)
  operating activities                                     (511,755)        2,049,854         1,310,110
                                                        -----------       -----------       -----------
Cash flows from investing activities:
  Capital expenditures                                     (654,085)         (664,335)         (173,233)
  Capitalized software development                         (775,000)         (750,000)         (795,000)
  Investment in Dataquad, Inc.                                   --            (1,500)               --
  Investment in TheLibraryCard, Inc.                             --            (1,500)                .
                                                        -----------       -----------       -----------
Net cash used in investing                               (1,429,085)       (1,417,335)         (968,233)
                                                        -----------       -----------       -----------

Cash flows from financing activities:
  Borrowings under long-term debt                           100,287                --           650,927
  Payments under long-term debt                          (1,026,945)         (375,000)       (1,030,000)
  Borrowings under life insurance                                               7,064           150,278
  Borrowings (payments) under
    capital lease, net                                      (69,430)          223,250                --
  Proceeds from stock/warrant sales                         685,041         3,106,000                --
  Repurchase of capital stock                              (380,508)          (47,466)         (101,750)
                                                        -----------       -----------       -----------
  Net cash provided by (used in)
    financing activities                                   (691,555)        2,913,848          (330,545)
                                                        -----------       -----------       -----------

Net increase/(decrease) in cash                          (2,632,395)        3,546,367            11,332

  Foreign currency effect on cash                            18,551           (22,825)           36,792

  Cash at beginning of year                               3,816,286           292,744           244,620
                                                        -----------       -----------       -----------

Cash at end of year                                     $ 1,202,442       $ 3,816,286       $   292,744
                                                        ===========       ===========       ===========


                 See Notes to Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                  ------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

1.      Summary of significant accounting policies.

        Description of Business

                Auto-Graphics, Inc. including its wholly-owned A-G Canada, Ltd. and Datacat, Inc. subsidiaries and its majority-owned (61%) subsidiaries Dataquad, Inc. and The LibraryCard, Inc. (the "Company") provides software products and services used to create, convert, organize, manage and deliver database information via the Internet/Web, CD-ROM and/or print media. LibraryCard(TM) is an Internet/Web "portal" site, www.LibraryCard.com, being developed to offer library type information services to consumers (people in their homes, schools, libraries and offices).

        Investment in Dataquad, Inc.

                In December 1999, the Company and an associate formed a new subsidiary called Dataquad, Inc. with nominal cash investments, and the Company contributed certain software having a net book value of $800,000 and a backlog of contracts totaling approximately $730,000 to the new subsidiary. A third party investor (who also invested in the Company's 1999 private placement offering) invested an additional $1.0 million in cash in return for a 27% interest in Dataquad. The remaining shares were held by the Company (67%) and the associate (6%). Dataquad's owners agreed to set aside 700,000 shares of Dataquad's stock for possible future issuance to employees and similar persons in a stock purchase and option program to be implemented by Dataquad's management. Following the issuance of such 700,000 shares to the associate as "trustee" for such stock purchase/option program, the Company, such associate and the investor owned, respectively, 4,690,000 shares (61%), 1,120,000 shares (15%), and 1,890,000 shares (24%) of Dataquad's issued and outstanding stock, respectively. Dataquad is marketing XML/SGML based editorial software products and services, which enable enterprises to create, convert, organize, manage and deliver database and other information dynamically within and outside the enterprise including over the Internet/Web. At the beginning of 2001, the Company implemented a reorganization of Dataquad and Datacat whereby the Company's wholly owned subsidiary, Datacat, merged its non HVACR business with and into Dataquad, the Company's 61% owned subsidiary. Such reorganization was completed without increasing the Company's ownership interest in such corporation or the payment of any consideration to the Company. The financial statements of Dataquad have been consolidated with the Company's financial statements for the year ended December 31, 2000 and 1999.

        Investment in The LibraryCard, Inc.

                In December 1999, the Company and an associate formed a new subsidiary called The LibraryCard, Inc. for the purpose of developing and marketing a new Internet/Web "portal" site ("www.LibraryCard.com") that offers a wide range of library and related information services to consumers (people in their homes, schools, libraries and offices). The Company was capitalized as a result of the contribution and transfer of certain intellectual property and other assets by the Company, nominal cash consideration contributed by the Company and an associate and the purchase of shares of LibraryCard by a third party investor for $1 million. The initial ownership was respectively, the Company (67%), the third party investor (27%) and the associate (6%). LibraryCard's owners agreed to set aside 700,000 shares of LibraryCard's stock for possible future issuance to employees and similar persons in a stock purchase and option program to be implemented by LibraryCard's management. Following the issuance of such 700,000 shares to the associate as "trustee" for such stock purchase/option program, the Company, such associate and the investor owned, respectively, 4,690,000 shares (61%), 1,120,000 shares (15%), and 1,890,000 shares (24%) of LibraryCard's issued and outstanding stock, respectively. The Company committed to assist in the design and implementation of the Internet/Web "hosting" of LibraryCard Website for three years under an arrangement whereby LibraryCard would reimburse the Company for its cost plus 10% to render such services, and subsequently agreed to advance up to $250,000 for working capital. (See Note 5 Commitments and Contingencies). The financial statements of LibraryCard have been consolidated with the Company's financial statements for the year ended December 31, 2000 and 1999.

        Change in Minority Interest

                As a result of the issuance of 700,000 shares each in Dataquad and LibraryCard as described above the Company's interest in the subsidiaries was diluted which resulted in a change in the value of the Company's minority interest. The changes in the Company's minority interest resulted in a charge to Stockholders' Equity in the amount of $104,769.

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

        Foreign Currency Translation

                The functional and reporting currency for operations located in Canada is the Canadian dollar. Consequently, assets and liabilities must be translated into U.S. dollars using current exchange rates and the effects of the foreign currency translation adjustments are accumulated as other comprehensive income and included as a component of stockholders' equity. The net foreign exchange transaction losses for 2000 were $68,817 compared to transaction gains of $52,591 in 1999 and transaction losses of $47,357 in 1998 and are included in "Other income/(expense)" in the Consolidated Statements of Operations and Comprehensive Income/(Loss). All other Company transactions are currently denominated in U.S. dollars.

        Credit Risk

                The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential losses from uncollectible accounts, and actual losses have been within management's expectations. Nevertheless, the Company may be exposed to credit risk for trade receivables beyond the reserves established by the Company for such purposes. The Company places its cash with high credit quality financial institutions. At times such cash may be in excess of the FDIC limit.

        Fair Value of Financial Instruments

                The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

                Cash and Receivables. The carrying amounts approximates fair value because of the short-term maturity of these instruments.

                Long-term Debt. The carrying amounts approximates fair value, since the interest rate on the debt is at least equal to the bank's prime rate which the Company believes is reflective of rates it could currently obtain.

        Unbilled Production Costs

                Costs associated with work in process (WIP) include: labor, materials, supplies, and overhead (excluding selling, general and administrative expenses) are stated at the lower of cost or net realizable value, and are removed from WIP on a standard cost basis.

        Software, Equipment and Leasehold Improvements

                Software, equipment and leasehold improvements are recorded at historical cost. Software, equipment, furniture, fixtures and leasehold improvements at December 31, 2000 and 1999, consist of the following:

                                               2000             1999
                                            -----------      -----------
        Computer software and database      $ 8,704,485      $ 8,317,115
        Equipment                             3,212,987        2,925,612
        Furniture and fixtures                  731,135          563,361
        Leasehold improvements                  273,974          275,675
                                            -----------      -----------
                                             12,922,581       12,081,763
        Less accumulated depreciation
          and amortization                    7,800,989        6,971,532
                                            -----------      -----------
                                            $ 5,121,592      $ 5,110,231
                                            ===========      ===========

        Depreciation and Amortization

                Depreciation: Depreciation is based on the straight-line method over the estimated useful life of the asset and commences in the year the asset is placed in and/or is available for service or sale using the half-year convention method.

                Amortization: Certain costs incurred related to the development and purchase of computer software are capitalized and amortized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Amortization is based on the straight-line method and commences in the first year of product availability. Unamortized computer software was approximately $3,745,000 in 2000 and $3,909,000 in 1999. Amortization of computer software was approximately $939,000 in 2000, $838,000 in 1999, and $798,000 in 1998.

                The following estimated useful lives are generally observed for the respective asset categories:

        Equipment              - 5 years
        Computer software
           and databases       - 7 years
        Furniture and fixtures - 5 to 10 years
        Leasehold improvements - the lesser of 5 to 15 years,
                                 or the lease term

                Depreciation and amortization was $1,412,000 in 2000, $1,381,000 in 1999 and $1,676,000 in 1998.

        Earnings Per Share

                As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". The Statement requires the Company to present basic earnings per share and diluted earnings per share if applicable, using a revised methodology and requires restatement of prior earnings per share data presented. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. The number of Common Stock equivalents in 1999 was 91,995. For the year ended December 31, 2000 there were no warrants, options or convertible securities outstanding.

                On January 31, 2000, the Company announced a 3-for-1 stock split of its Common Stock to shareholders of record on February 12, 2000, which occurred on February 28, 2000. Two additional shares were issued for each share held on the record date. Following the stock split, shares authorized increased from 4,000,000 to 12,000,000 and shares issued and outstanding from 1,607,578 to 4,822,734 following a share repurchase. (See Note 7 Stockholders' Equity). Share amounts in the Statement of Operations including basic and diluted earnings per share, the Consolidated Balance Sheet, and Consolidated Statements of Stockholders' Equity have been adjusted retroactively to reflect the stock split for the periods presented.

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

        Supplemental Disclosure of Cash Flow Information

                The Company paid net interest in the amount of $103,648 in 2000, $342,815 in 1999 and $326,294 in 1998. The Company paid income taxes in the amount of $16,702 in 2000, $19,295 in 1999 and $59,609 in 1998.

        Stock Based Compensation

                In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation". As permitted by this statement, the Company has continued to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

                There are presently no outstanding grants under the Company's 1997 Non-Qualified Stock Option Plan, and, therefore, no compensation expense has been recognized. See Note 7 Stockholders' Equity "1997 Non-Qualified Stock Option Plan".

        Segment Reporting

                As of the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for reporting information about operating segments in interim and annual financial statements.

                The Company believes that it operates within one segment as there is not enough difference between the types of services provided by the Company to justify segmented reporting by type of service.

                The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the years ended December 31, 2000, 1999 and 1998:

                                      2000            1999            1998
                                   ----------      ----------      ----------
    Geographic areas
    Net sales
        United States              $6,663,704      $6,648,752      $6,967,453
        Foreign - Canada            1,635,295       1,693,966       1,924,660
        Foreign - Japan/Other          23,605          48,605         207,085

    Long-lived assets, net
        United States               5,005,602       4,916,734       4,796,917
        Foreign - Canada              115,990         193,497         219,710

                The Company has one customer, the Texas Education Agency (TEA), which represents approximately 12% in 2000, and 10% in 1999 of the Company's sales. The Company has a contract with TEA to develop and operate, on an outsourced "hosting" basis, an Internet/Web based online bibliographic database locator and interlibrary loan system linking approximately 7,500 kindergarten through grade 12 public school libraries when the system is fully developed and implemented. Management believes that the loss of a single large customer, such as the TEA, would have a material adverse effect on the Company.

        Income Taxes

                The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax valuations of assets and liabilities using applicable tax rates for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts to the amount expected to be realized. The provision for income taxes represents the tax payable (or benefit) for the period and the change in deferred tax assets and liabilities during the year.

        Pending Pronouncements

                In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-02, "Accounting for Web Site Development Costs". This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarters beginning after June 30, 2000. The adoption of this EITF consensus did not have a material impact on the Company's financial position or results of operations.

                In October 2000, the Company adopted Financial Accounting Standards Board SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reposting standards requiring derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires changes in the derivative's fair value to be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the consolidated financial statements of the Company.

                In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101. "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentations and disclosure of revenue in the financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The Company believes the adoption of SAB 101, as amended by SAB 101B, has not had a material effect on the financial position, results of operations or cash flows of the Company for the year ended December 31, 2000.

                In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, the Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees". The effective date of the Interpretation was July 1, 2000. The provisions of the Interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN 44 did not have a material affect on the current and historical consolidated financial statements of the Company.


2.      Note Payable to Bank.

                In August 2000 the Company implemented a revolving reducing credit agreement to replace its prior capital line of credit. The proceeds from the new line of credit were used to repay the capital line of credit. Upon commencement of the new line of credit, the maximum commitment was $3,000,000. The maximum available under the new line of credit reduces $250,000 every six months. The first reduction in the maximum commitment occurred October 1, 2000. Reductions occur over the term of the agreement until the maximum commitment reaches $2,000,000 on April 2, 2002. The agreement matures on June 2, 2002. The interest rate on the line of credit is one-half of one percent above the bank prime rate in effect from time to time (10% at December 31, 2000). The agreement requires that the Company maintain consolidated cash balances equal to 40% of the maximum commitment in effect throughout the term of the agreement ($1.1 million at December 31, 2000). Approximately $750,000 was available for use by the Company under the credit line at December 31, 2000. The credit line is secured by all of the assets of the Company and its subsidiaries. It also requires that the Company maintain certain minimum financial covenant ratios, restricts the payment of cash dividends and limits the amount of certain types of equity investments, and the repurchase of Company stock as well as limiting the amount of loans to third parties and subsidiaries. As of December 31, 2000, the Company was in compliance with all of its loan covenants. See Note 3 Long-term Debt.


3.      Long-term Debt.

        Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                2000            1999
                                             ----------      ----------
Revolving reducing credit line with
  interest at the bank prime rate plus
  one-half of one percent (10.00% at
  December 31, 2000) secured by all of
  the assets of the Company and its
  subsidiaries, with maximum borrowings
  reducing by $250,000 each in
  April 2001, October 2001 and
  April 2002                                  1,986,694              --

Capital line of credit with interest
  at the bank prime rate plus 1% (9.50%
  at December 31, 1999)                              --      $3,000,000

Capital lease of computer equipment
  with monthly payments of $7,371               147,439         223,249
                                             ----------      ----------

Total long-term debt                          2,134,133       3,223,249
  Less current portion                           77,257          70,000
                                             ----------      ----------
Long-term portion                            $2,056,876      $3,153,249
                                             ==========      ==========

                As of December 31, 2000, the Company had $230,000 in computer equipment under capital leases. Accumulated amortization on these assets was $69,000 at December 31, 2000. The present value of minimum lease payments at December 1999 was $223,000. The following is a schedule of future minimum lease payments required under the capital leases together with their estimated present values:

Year Ending December 31,
------------------------
2001                              $  81,081
2002                                 81,081
                                   --------
Total Minimum Lease Payments        162,162

Less interest                        14,723
                                   --------

Present Value of
  Minimum Lease Payments            147,439
Current Portion                     (77,257)
                                   --------
Long-term Portion                  $ 70,182
                                   ========


4.      Taxes Based on Income.

                The provision/(benefit) for taxes based on income is composed of the following for the years ended December 31, 2000, 1999 and 1998:

                                             2000            1999             1998
                                           ---------       ---------       ----------
Current taxes based on income
                               Federal      $(10,000)      $  22,000       $(188,000)
                               State           8,000           5,000         (35,000)
                               Foreign         2,000              --              --
                                           ---------       ---------       ----------

                                                  --          27,000         (223,000)
                                           ---------       ---------       ----------
Deferred taxes based on income
                               Federal       (68,000)        (68,000)       (147,000)
                               State           5,000          28,000         (27,000)
                               Foreign       (35,000)        (34,000)             --
                                           ---------       ---------       ----------
                                             (98,000)        (74,000)        (174,000)
                                           ---------       ---------       ----------
                                           $ (98,000)      $ (47,000)      $ (397,000)
                                           =========       =========       ==========

                A reconciliation of the provision/(benefit) for taxes based on income follows for the years ended December 31, 2000, 1999 and 1998:

                                              2000            1999            1998
                                            ---------       ---------       ---------
Statutory U.S. Federal income tax           $(512,000)      $  25,000       $(497,000)
Adjustments for foreign tax rates               6,000           9,000         (55,000)
Valuation allowance                           300,000         (23,000)        254,000
State tax, net of Federal benefit             (89,000)          4,000         (77,000)
Benefit of prior year NOL carryforward        180,000         (98,000)             --
Other                                          17,000          36,000         (22,000)
                                            ---------       ---------       ---------
                                            $ (98,000)      $ (47,000)      $(397,000)
                                            =========       =========       =========

                The statutory U.S. Federal income tax rate was 34% in 2000, 1999 and 1998. The deferred tax assets and liabilities are composed of the following at December 31, 2000 and 1999:

                                           2000            1999
                                        ---------       ---------
Deferred tax liabilities:
  Tax over book amortization and
    depreciation                        $ 680,000       $ 595,000
                                        ---------       ---------

Deferred tax assets:
  Net operating loss                      821,000         311,000
  Bad debts/accrued vacation/other         76,000         103,000
                                        ---------       ---------
 Total deferred tax assets                897,000         414,000

 Valuation allowance                     (531,000)       (231,000)
                                        ---------       ---------

Net deferred tax assets                   366,000         183,000
                                        ---------       ---------

Net deferred tax liability              $ 314,000       $ 412,000
                                        =========       =========


                Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. The valuation allowance at December 31, 2000, 1999 and 1998 reflects an unrecognized U.S. and foreign tax loss carryforward. At December 31, 2000, the Company has available federal, state and Canadian net operating loss carryforwards of approximately $2,454,000, $615,000 and $137,000, respectively, for income tax purposes. These net operating loss carryforwards expire in 2020 for federal taxes, 2006 for state and 2005 for foreign taxes.


5.      Commitments and Contingencies.

                The Company incurred total facilities and equipment lease and rental expense of approximately $307,000 in 2000, $374,000 in 1999 and $415,000 in 1998. The Company is obligated under certain non-cancelable operating leases for office facilities and equipment. Approximate minimum lease commitments as of December 31, 2000 are as follows:

                 Years ended              Operating
                 December 31,              Leases
                 ------------             --------
                    2001                  $260,000
                    2002                   108,000
                    2003                     5,000
                                          --------
Total minimum lease payments              $373,000
                                          ========

                On November 1, 2000 the Company entered into a line of credit agreement with its majority-owned subsidiary, LibraryCard, whereby the Company agreed to loan LibraryCard up to $250,000 for use as working capital during the twelve month period ending October 31, 2001. Amounts loaned to LibraryCard under the line of credit bear interest at the rate of 10% (which was the then current rate applicable under the Company's line of credit with Wells Fargo Bank). The outstanding balance of such credit line is scheduled to be repaid by no later than October 31, 2001. As of December 31, 2000, no funds had been loaned by the Company. The Company anticipates that the full amount of the $250,000 line of credit will be loaned to LibraryCard by the end of April 2001.

                From time to time, the Company is involved in legal proceedings incidental to its normal business activities. Management does not believe that the outcome of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


6.      Related Party Transactions.

                The Company leases its corporate office and production facility from a limited partnership owned by a current and former director/stockholder of the Company ("Lessor"). From January 2000 through April 2000, the Company leased 29,260 square feet having an annual base rent of $351,000 (plus expenses). From May 2000 through December 2000 the Company leased 19,460 square feet having an annual base rent of $233,000 (plus expenses). The reduction in space was completed as a result of a planned consolidation and resulted in a decrease in the Company's annualized rent expense of $118,000 (plus expenses). The current lease term expires in June 2001. The Company presently plans to enter into a new lease agreement with the Lessor prior to the expiration of the current lease. The Company has an option to purchase a one-third interest in the partnership for an amount not to exceed $150,000.

                Robert H. Bretz is a director of the Company and also serves as the Company's outside legal counsel. The Company paid Mr. Bretz's law firm $345,000 and $340,000, respectively, for 1999 and 2000, for legal services rendered to the Company for such years.


7.      Stockholders' Equity.

        Private Placement Offerings

                In May of 1999, the Company initiated a private placement offering of its Common Stock at $0.83 per share (after adjustment of the 3-for-1 stock split which occurred on February 28, 2000). Shares offered and sold in the offering were classified as "restricted" stock, meaning that these shares could not be sold in the public trading market for the Company's stock for a minimum period of one year. The offering was concluded in October 1999 with a total of 1,654,200 shares sold, increasing total shares outstanding to 4,784,934, and raising gross proceeds of $1,378,500. The Company sold 1,501,200 shares at $0.83 per share raising a total of $1,251,000 in cash. An additional 153,000 shares at $0.83 per share (for total investment of $127,500) were sold to certain senior management of the Company on four year interest bearing full recourse notes. In July of 2000, 60,000 shares were repurchased from a senior management person in conjunction with the settlement of a lawsuit. The corresponding note receivable of $50,000 was simultaneously canceled. The remaining notes are presented as "Notes Receivable - Stock" in the Stockholders' equity section of the Company's Consolidated Balance Sheet.

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

                The Company incurred direct and incremental expenses in connection with the 1999 private placement offering of $1,251,000, the sales of $2.0 million in shares of the Company's Dataquad, Inc. and The LibraryCard, Inc. subsidiaries, and 2000 private placement offering of $930,000 resulting in gross proceeds from the sale of all such securities of $4,181,000. Equity funding costs and expenses in 2000, including legal, and selling expenses totaling $254,000, have been offset against the total equity raised.

        Warrants

                In May 1999, the Company entered into a selling agreement with an associate pertaining to the Company's 1999 private placement offering, which raised $1,251,000 in equity investment and resulted in the sale/ issuance of an additional 1,501,200 shares of the Company's (restricted) Common Stock. In November 2000, the Company sold and issued 240,000 3-year warrants for $800 entitling the associate to purchase one share of the Company's (restricted) Common Stock for each warrant for $.033 per share. Subsequently, the associate sold the warrants to the Company's outside director for an amount representing a substantial discount for the (restricted) shares of the Company's Common Stock underlying such warrants as compared to the reported market price for "free trading" shares of the Company's Common Stock; and the purchaser/transferee then exercised the warrants and purchased, and the Company caused to be sold and issued, the 240,000 shares of the Company's (restricted) Common Stock covered by such warrants for the exercise (purchase) price for such shares under the warrants (aggregating $8,000 or $0.033 per share). There are no warrants outstanding at December 31, 2000.

        Option to Purchase Restricted Shares

                In May 1999, Robert S. Cope and the Cope Family Trust granted an option to Corey M. Patick to purchase 1,125,000 (or 22%) of the Company's Common Stock for $1.67 per share (adjusted for the 3-for-1 stock split effective February 28, 2000). Patick subsequently exercised the option in November of 2000 and the closing for the purchase of and payment for the option shares, originally scheduled for November 2000, has been extended several times by the parties; and such closing is currently scheduled to take place no later than August 31, 2001. Mr. Patick owns 91,980 or 2% of the shares of the Company's Common Stock (without taking the option shares into account). Purchase of the option shares by Mr. Patick would increase his stock ownership to 1,216,980 shares or 24% of the Company's issued and outstanding stock and would represent a "change of control" of the Company (under applicable securities law definitions).

        Repurchase of Stock

                In February 2000, the Company accelerated the purchase and retired the remaining 187,200 shares (after giving affect to the 3-for-1 stock split) outstanding under a stock repurchase agreement with a former director/stockholder of the Company for $203,000 in cash consideration. The Company also transferred an insurance policy to the seller having a net cash surrender value of approximately $72,000.

                In July 2000, the Company settled a lawsuit with a former officer for total consideration of $225,000 including the repurchase of 65,500 shares of the Company's Common Stock for $105,000.

        1997 Non-Qualified Stock Option Plan

                The Company adopted a 1997 Non-Qualified Stock Option Plan effective December 31, 1997. The Plan consists of 300,000 shares of the Company's authorized but unissued Common Stock which shares have been reserved for possible future issuance under the Plan. The plan is a non-qualified plan covering only senior executives and related persons. As of December 31, 1999 and 2000, there were no outstanding grants of options under the Plan.


8.      Defined Benefit Plan.

                The Company sponsors a defined contribution plan qualified under
Section 401(k) of the Internal Revenue Code for the benefit of its U.S. based employees. All full time employees are eligible to participate. The Company pays the administrative expenses of the plan, which are immaterial. Annually, the Company may, at its sole discretion, award an amount as a match against employee contributions to the 401(k) plan. The Company contribution was approximately $35,000 in 2000, $23,000 in 1999 and $25,000 in 1998.

9.      Subsequent Events.

                In February of 2001, the Company completed the purchase of software and related assets of Maxcess Library Systems, Inc. for approximately $200,000. This purchase and resulting offering will afford the Company the opportunity to expand its current ASP (Application Service Provider) product/services offering in the library automation area.

                In March 2001, the Company licensed use of its REMARC(TM) bibliographic database of Library of Congress pre 1968 holdings to a Japanese Company for use exclusively in Japan for a one-time payment of U.S. $1.5 million. Such transaction will have a material affect on the results of operations to be reported by the Company for the 1st Quarter and year ended December 31, 2001.


10.     Quarterly Results (Unaudited)

                Quarterly results for the years ended December 31, 2000 and 1999 are reflected below:


                       Fourth         Third        Second         First
                     -----------   -----------   -----------   -----------
2000

    Revenue          $ 2,084,480   $ 1,858,787   $ 2,269,456   $ 2,109,881
    Operating loss   $  (607,383)  $  (483,600)  $  (122,199)  $  (120,555)
    Net (loss)       $  (321,079)  $  (312,908)  $  (107,297)  $  (122,218)
    Basic (loss)
     per share       $      (.07)  $      (.07)  $      (.02)  $      (.03)
    Diluted (loss)
     per share       $      (.07)  $      (.07)  $      (.02)  $      (.03)


1999

    Revenue           $ 2,463,085   $ 1,904,796   $ 2,041,412   $ 1,982,030
    Operating income  $   101,099   $   109,428   $    67,852   $    90,975
    Net income        $    28,860   $    24,934   $    14,172   $    17,452
    Basic earnings
     per share        $       .01   $       .01   $       .01   $       .01
    Diluted earnings
     per share        $       .01   $       .01   $       .01   $       .01


                Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of, and the positions and offices within the Company held by, certain directors and officers of the Company at December 31, 2000:

      Name           Age                       Position
      ----           ---                       --------
Robert S. Cope        65           Chairman of the Board and Director.  Has served
                                   in these capacities for more than ten years.

Robert H. Bretz       57           Director and Assistant Secretary.  Attorney who
                                   has acted as the Company's outside general legal
                                   counsel for more than ten years.

Michael K. Skiles     57           President.  Has served in this capacity since
                                   May 2000. Mr. Skiles formerly served as President
                                   of Gaylord Information Systems for 3 years.  Prior to
                                   Gaylord, Mr. Skiles, was a Vice President at Data
                                   Research Associates for 2 years.

Directors serve until their successors are elected at the annual meeting of stockholders. All executive officers serve at the discretion of the Company's Board of Directors.

Management Changes

On February 9, 2001 the Company's Board of Directors appointed Michael F. Ferguson as Chief Financial Officer and Secretary of the Company. Mr. Ferguson is a Certified Public Accountant and holds an MBA in Management from the University of California, Los Angeles. Mr. Ferguson formerly served as Chief Financial Officer at D/T Carson Enterprises, Inc. for 2 years and has served in the capacity of Chief Financial Officer at several companies for over 12 years, prior to joining the Company.

During 2000, Corey M. Patick served as the Company's Executive Vice President - Corporate Development, and served as an officer and director of the Company's Dataquad and LibraryCard subsidiaries. In 1999, Mr. Patick obtained an option to purchase shares of the Company's Common Stock from Robert S. Cope. (See Item 13 Certain Relationships and Related Transactions). In 2001, Mr. Patick joined Banc of America Investment Services, Inc. in Los Angeles. Mr. Patick continues to hold a substantial stock ownership interest in the Company; and, in his capacity as a shareholder of the Company, continues to assist the Company in corporate finance, shareholder relations and related matters.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file forms with the SEC to report their ownership of the Company's shares and any changes in said ownership. Anyone required to file forms with the SEC must also send copies of the forms to the Company. The Company is not aware of any current delinquency in the filing of such forms.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the aggregate annual cash compensation and long-term incentive compensation of the Company's chief executive officer and each of the named executive officers whose total cash compensation for the fiscal year ended December 31, 2000 for services rendered in all capacities exceeded $100,000 and cash compensation received by each named executive officer for the Company's two previous fiscal years:

                           Summary Compensation Table

                                                             Long-Term Compensation
                                    Annual Compensation      -----------------------
                  Principal        ----------------------     Number of Securities
    Name          Position          Year       Salary($)       Underlying Options
    ----          ---------        -----     ------------    -----------------------
R. S. Cope           COB            2000       $ 137,000               None
                                    1999         156,000
                                    1998         133,000

M. K. Skiles       President        2000       $ 102,000               None

C. M. Patick         EVP            2000       $ 145,000               None

D. E. Luebben        CFO            2000       $ 108,000               None
                                    1999          93,000
                                    1998         100,000

W. J. Kliss          COO            2000       $  69,000               None
                                    1999         138,000
                                    1998         138,000

There have been no restricted stock awards for the three years ending December 31, 2000. Restricted stock holdings (owned personally) as of the fiscal year ended December 31, 2000 are as follows: R. S. Cope, 1,614,675 shares, C. M. Patick, 91,980 shares, and D. E. Luebben, 15,000 shares, respectively. Mr. Kliss is no longer employed by the Company as of April, 2000. Mr. Patick is no longer employed by the Company as of January, 2001. Mr. Luebben is no longer employed by the Company as of February 2001. See Item 12 Security Ownership of Certain Beneficial Owners and Management.


1997 Non-Qualified Stock Option Plan

The Company adopted a 1997 Non-Qualified Stock Option Plan effective December 31, 1997. The Plan consists of 300,000 shares of the Company's authorized but unissued Common Stock which shares have been reserved for possible future issuance under the Plan. The Plan is a non-qualified plan covering only senior executives and related persons. At the inception of the Plan, the Company granted options to four persons whereby they were entitled to purchase up to a total of 142,500 shares over the next five years at a price of $0.55 per share. In 1999, all options granted were relinquished by the participants and as of December 31, 2000, there were no outstanding grants of options under the Plan. The Plan was filed as an exhibit (10.25) to the Company's Annual Report to the SEC on Form 10-K for the year ended December 31, 1997, and is incorporated herein by reference.

The Company's management intends to propose for approval by the Company's stockholders at the Company's 2001 Annual Meeting of Stockholders a qualified (incentive stock option) plan consisting of approximately 10% (currently 500,000 shares) of the Company's then issued and outstanding shares of Common Stock to be reserved for future issuance to employees of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below reflects information pertaining to certain beneficial owners of the Company's Common Stock known to own more than 5% of the Company's securities and all officers and directors of the Company as a group as of March 30, 2001:

                                                    Shares of the
                                                      Company's
                                                       Common
                                                     Stock Owned      Percent
                                                    Beneficially as     of
Name of Beneficial Owner                            of Record Date     Class
------------------------                            ---------------   -------
Robert S. Cope                                       2,176,527         44%
Chairman of the Board
Auto-Graphics, Inc.

Paul R. Cope                                           373,602          7%
Chief Technology Officer
Auto-Graphics, Inc.

Robert H. Bretz                                        309,000          6%
Director
Auto-Graphics, Inc.

All Officers and Directors                           2,111,925         42%
as a group (5 persons)

The shares listed above as beneficially owned by Robert S. Cope are owned by him and his wife as Trustees of the Cope Family Trust (32%) or by certain members of his immediate family (12%), inclusive of 373,602 shares (7%) owned by Paul R. Cope.

In May 1999, Robert S. Cope and the Cope Family Trust granted an option to Corey
M. Patick to purchase 1,125,000 (or 22%) of the Company's Common Stock for $1.67 per share (adjusted for the 3-for-1 stock split effective February 28, 2000). Patick subsequently exercised the option in November of 2000 and the closing for the purchase of and payment for the option shares, originally scheduled for November 2000, has been extended several times by the parties and such closing is currently scheduled to take place no later than August 31, 2001. Mr. Patick owns 91,980 or 2% of the shares of the Company's Common Stock (without taking the option shares into account). Purchase of the option shares by Mr. Patick would increase his stock ownership to 1,216,980 shares or 24% of the Company's issued and outstanding stock and would represent a "change of control" of the Company (under applicable securities law definitions). See Item 13 Certain Relationships and Related Transactions herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its corporate office and production facility from a limited partnership owned by Robert S. Cope and a former director/stockholder of the Company, Douglas K. Bisch ("Lessor"). During 1999 and through April 2000, the Company leased 29,260 square feet having an annual base rent of $351,000 (plus expenses). In April 2000, the Company completed a planned consolidation, which reduced the square footage occupied by the Company from 29,260 to 19,460 for a reduction in the Company's annualized rent expense of $118,000 (plus expenses). During 2000, the Company paid base rent of $273,000 (plus expenses) to the Lessor. The Company presently plans to enter into a new lease agreement with the Lessor prior to the expiration in June 2001. The Company also has an option to purchase a one-third interest in the Lessor from Mr. Bisch for an amount not to exceed $150,000.

Robert H. Bretz is a director of the Company and also serves as the Company's outside legal counsel. The Company paid Mr. Bretz' law firm $345,000 and $340,000, respectively, in 1999 and 2000, for legal services rendered to the Company for such years.

In May 1999, the Company entered into a Selling Agreement with Corey M. Patick, pertaining to the Company's 1999 private placement offering, which raised $1,251,000 in equity investment and resulted in the sale/issuance of an additional 1,501,200 shares of the Company's "restricted" Common Stock. (See
Exhibit 10.31, "Selling Agreement" to the Company's Annual Report on Form 10-K for the period ended December 31, 1999, and incorporated herein by reference). Pursuant to the Selling Agreement and in light of the successful completion of the private offering, the Company sold for $800 and issued to Mr. Patick 3-year warrants entitling him to purchase up to 240,000 shares of the Company's restricted Common Stock for $.033 per share. In November 2000, Mr. Patick sold the warrants to the Company's outside director, Robert H. Bretz, for an amount representing a substantial discount from the (restricted) shares of the Company's Common Stock underlying such warrants as compared to the reported market price for "free trading" shares of the Company's Common Stock. Mr. Bretz then exercised the warrants and purchased, and the Company caused to be sold and issued, the 240,000 shares of the Company's (restricted) Common Stock covered by such warrants for the exercise (purchase) price for such shares under the warrants (aggregating $8,000 or $0.033 per share). Assuming that the warrants and underlying shares are subjected to a 50% discount due to the restricted nature of such securities, a 4.55% risk free rate and a 25% volatility factor, under the Black-Scholes option pricing model, the warrants would carry a value of approximately $79,000.


In May 1999, Mr. Cope and the Cope Family Trust granted an option to Corey M. Patick to purchase 1,125,000 (or 22%) of the Company's Common Stock for $1.67 per share (adjusted for the 3-for-1 stock split effective February 28, 2000). Patick subsequently exercised the option in November of 2000 and the closing for the purchase of and payment for the option shares, originally scheduled for November 2000, has been extended several times by the parties; and such closing is currently scheduled to take place no later than August 31, 2001. Mr. Patick owns 91,980 or 2% of the shares of the Company's Common Stock (without taking the option shares into account). Purchase of the option shares by Mr. Patick would increase his stock ownership to 1,216,980 shares or 24% of the Company's issued and outstanding stock and would represent a "change of control" of the Company (under applicable securities law definitions).

In July 2000, the Company settled a lawsuit with a former officer, William J. Kliss, for total consideration of $225,000 including the repurchase of 65,500 shares (after giving effect to the 3 for 1 stock split that occurred in February
2000) of the Company's Common Stock for $105,000.

In 2000, the Company's LibraryCard and Dataquad subsidiaries implemented a previously planned stock purchase/option plan whereby each of such subsidiaries sold and issued 700,000 shares of its capital stock representing 10% of total outstanding stock following such issuance by each such corporation. Such stock was sold and issued by the subsidiaries to Corey M. Patick as "trustee" for use in implementing such subsidiaries' employee and related party stock ownership/option plans. Patick purchased the stock using promissory notes totaling an aggregate of $280,500 representing the per share price paid by a third party investor in such subsidiaries in "arm's length" transactions at the time of the organization of the subsidiaries in December of 1999. (See Exhibit
10.40 to the Company's 10-Q for the fiscal quarter ended June 30, 2000). If the subject stock is not subsequently sold or optioned to the intended employee and related recipients, the trustee has the right to return such stock to the subsidiaries in return for the cancellation of the balance due and owing on the purchaser's full recourse promissory note, and the subsidiaries have the right in December of 2002 to reacquire such stock from the trustee at the price paid to the subsidiaries for such stock. The amount of earnings/(loss) reflected as "minority interest" in the Company's accompanying 2000 Consolidated Statement of Operations attributable to such subsidiaries' stock purchase/option plans stock was approximately a $142,000 loss in 2000. If the subsidiaries 10% stock purchase plan/option stock should be returned by the purchaser/trustee a balance sheet adjustment, representing the principal balance of the purchase promissory notes used to purchase such stock, would be required ($280,500 at December 31, 2000). There were no transactions by Patick regarding the subsidiaries' stock purchase/option plans stock in 2000. Effective January 1, 2001, Robert S. Cope replaced Patick as the owner/trustee of the subsidiaries stock purchase/option plans stock and provided replacement (full recourse) promissory notes to the subsidiaries following Patick's new employment with the Banc of America.

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

                        10.30 Option Agreement dated May 15, 1999 between Robert
                        S. Cope and Elizabeth Cope and the Cope Family Trust and Corey M. Patick (incorporated by reference as filed with the SEC as Exhibit 10.30 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.31 Selling Agreement (formerly Employment Agreement) dated May 15, 1999 between Auto-Graphics, Inc. and Corey
                        M. Patick (as amended) (incorporated by reference as filed with the SEC as Exhibit 10.31 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.32 Sixth Amendment to Credit Agreement between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999 (incorporated by reference as filed with the SEC as Exhibit 10.32 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.33 Continuing Guaranty between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999 (incorporated by reference as filed with the SEC as Exhibit 10.33 to
                        Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.34 Amendment to Continuing Guaranty between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999 (incorporated by reference as filed with the SEC as Exhibit 10.34 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.35 Revolving Line of Credit Note (working capital) $1,000,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999 (incorporated by reference as filed with the SEC as Exhibit 10.35 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.36 Revolving Line of Credit Note (capital) $3,000,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999 (incorporated by reference as filed with the SEC as Exhibit 10.36 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.37 Term Note $750,000 between Auto-Graphics, Inc. and Wells Fargo Bank dated June 30, 1999 (incorporated by reference as filed with the SEC as Exhibit 10.37 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.38 Stock Purchase Agreement between Auto-Graphics, Inc. and Gibraltar Permanente Assurance dated February 14, 2000 (incorporated by reference as filed with the SEC as Exhibit 10.38 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.39 Letter of Intent between Auto-Graphics, Inc. and Steve White dated December 29, 1999 (incorporated by reference as filed with the SEC as Exhibit 10.39 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

                        10.40 Form of Patick Stock Purchase Agreement dated June 30, 2000 (incorporated by reference as filed with the SEC as Exhibit 10.40 to Item 14(a) in the registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000).

                        10.41 First Amended and Restated Credit Agreement between Wells Fargo and Auto-Graphics, Inc. dated August 1, 2000 (incorporated by reference as filed with the SEC as Exhibit 10.41 to Item 14(a) in the registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30,2000).

                        10.42 Revolving Reducing Note dated August 1, 2000 (incorporated by reference as filed with the SEC as Exhibit 10.41 to Item 14(a) in the registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30,2000).

                        10.43 LibraryCard Revolving Line of Credit Agreement and Note dated November 1, 2000 (incorporated by reference as filed with the SEC as Exhibit 10.41 to Item 14(a) in the registrant's Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30,2000).

                        10.44 Settlement Agreement Including General Release and Stock Purchase Agreement with William J. Kliss dated July 11, 2000.

                        10.45 Employment offer letter -- Michael K. Skiles dated April 28, 2000.

                        10.46 Amendment to Option Agreement Re: Option Closing Date with Robert S. Cope and Corey M. Patick dated January 31, 2000.

                        10.47 Warrant Purchase and Exercise Agreement with Corey
                        M. Patick dated October 23, 2000.

                        10.48 Japanese licensing agreement dated February 21, 2001.

                        10.49 Eric Jung agreement (salary protection following change of control) dated October 22, 1999.

                        10.50 Maxcess Library Systems, Inc. Asset Purchase Agreement dated January 2, 2001.

                        10.51 Cope Stock Purchase Agreement (subsidiaries stock purchase/plan) dated January 1, 2001.

                        10.52 Further Amendment to Option Re Closing Date and Other Matters dated April 13, 2001.

        (b) The Company has filed a Report on Form 8-K dated April 30, 2000 covering exhibits to the Form 10-K report for the year ended December 31, 1999. These exhibits were separated from the 10-K prior to the filing thereof and were subsequently refiled during the period covered by this report.

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

                                       AUTO-GRAPHICS, INC.
                                        (Registrant)


Date:   May 3, 2001                     By /s/ ROBERT S. COPE
     --------------------------         ----------------------------------------
                                        Robert S. Cope, Director and Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Date:   May 3, 2001                     By /s/ ROBERT S. COPE
     --------------------------         ----------------------------------------
                                        Robert S. Cope, Director and Treasurer


Date:   May 3, 2001                     By /s/ MICHAEL K. SKILES
     --------------------------         ----------------------------------------
                                        Michael K. Skiles, President


Date:   May 3, 2001                     By /s/ MICHAEL F. FERGUSON
     --------------------------         ----------------------------------------
                                        Michael F. Ferguson,
                                        Chief Financial Officer and Secretary


Date:                                   By
     --------------------------         ----------------------------------------
                                        Robert H. Bretz, Director