Form 10-Q
period 2001-03-31
AUTO GRAPHICS INC
filed 2001-05-15
CIK 8598

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended

           March 31, 2001                  Commission File Number 0-4431
-----------------------------------      ------------------------------------

                            AUTO-GRAPHICS, INC.
              ---------------------------------------------------
            (exact name of registrant as specified in its charter)


             California                              95-2105641
-----------------------------------      ------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification Number)


              3201 Temple Avenue, Pomona, California 91768-3200
           -------------------------------------------------------
             (Address of principal executive offices)(zip code)


    Registrant's telephone number, including area code: (800) 776-6939


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X         No
                                 ------        ------

Total shares of Common Stock issued and outstanding as of March 31, 2001 was 4,997,234.

                              AUTO-GRAPHICS, INC.

                                   Form 10-Q

                                 March 31, 2001

                               TABLE OF CONTENTS


          Unaudited Condensed Consolidated
            Statements of Operations and Comprehensive
            Income (Loss).....................................1

          Unaudited Consolidated Balance Sheets...............2

          Unaudited Consolidated
            Statements of Cash Flows..........................3

          Notes to the Unaudited Consolidated
            Financial Statements..............................4

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................7

          Part II.  Other Information........................11

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                       PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Unaudited Condensed Consolidated Statements of Operations and
                         Comprehensive Income/(Loss)

                     For the Three Months Ended March 31,


                                                 2001            2000
                                              ----------      ----------


Net sales (See Note 3)                        $3,122,069      $2,109,881

Costs and expenses:
  Cost of sales                                1,511,488       1,100,060
  Selling, general & administrative            1,163,869       1,130,376
                                              ----------      ----------
  Total costs and expenses                     2,675,357       2,230,436
                                              ----------      ----------
Income(loss) from operations                     446,712      (  120,555)

  Interest/other income/(expense)             (   34,888)     (   63,447)
                                              ----------      ----------
Income(loss) before taxes
  and minority interests                         411,824      (  184,002)

Provision for taxes
  based on income (See Note 4)                    62,000           4,368

Minority Interests                            (  101,874)     (   66,152)
                                              ----------      ----------
Net income(loss) and total
  comprehensive income(loss)                  $  451,698      ($ 122,218)
                                              ==========      ==========

Basic earnings(loss) per share                 $     .09      ($     .03)

Shares outstanding                             4,997,234       4,822,734

Diluted earnings(loss) per share               $     .09      ($     .03)

Shares outstanding                             4,997,234       4,822,734

            See Notes to Unaudited Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                       Unaudited Consolidated Balance Sheets
                        March 31, 2001 and December 31, 2000

          ASSETS                                 2001            2000
--------------------------------------       -----------     -----------
Current assets:
  Cash                                       $ 1,180,610     $ 1,202,442
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    2001 and 2000)                               690,354       1,280,977
  Unbilled production costs                      217,522         251,088
  Other current assets                           185,077         181,902
                                             -----------     -----------
Total current assets                           2,273,563       2,916,409
Software, equipment and leasehold
  improvements, net                            5,177,843       5,121,592
Other assets                                     113,836         114,696
                                             -----------     -----------
                                             $ 7,565,242     $ 8,152,697
                                             ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $   164,680     $   481,136
  Deferred income                                913,661         982,166
  Other accrued liabilities                      492,203          63,845
  Accrued payroll and related
    Liabilities                                  261,119         436,510
  Current portion of long-term debt               77,257          77,257
                                             -----------     -----------
Total current liabilities                      1,908,920       2,040,914
  Long-term debt, less current portion         1,251,590       2,056,876
  Deferred taxes based on income                 387,900         387,900
                                             -----------     -----------
Total liabilities                              3,548,410       4,485,690

Minority Interests                               146,241         248,114

Stockholders' equity:
  Notes Receivable - Stock                   (    77,500)    (    77,500)
  Common stock, 12,000,000
    shares authorized, 4,997,234
    shares issued and outstanding
    in 2001 and 2000                           4,201,755       4,201,755
  Retained earnings                          (   242,683)    (   694,381)
  Other comprehensive income                 (    10,981)    (    10,981)
                                             -----------     -----------
Total stockholders' equity                     3,870,591       3,418,893
                                             -----------     -----------
                                             $ 7,565,242     $ 8,152,697
                                             ===========     ===========
            See Notes to Unaudited Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                             Unaudited Consolidated
                            Statements of Cash Flows

                       For the Three Months Ended March 31,
                           Increase (Decrease) in Cash

                                                  2001           2000
                                               ----------     ----------
Cash flows from operating activities:
  Net income(loss)                             $  451,698     ($ 122,218)
  Adjustments to reconcile
    net income(loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                   389,478        314,564
  Minority Interests                           (  101,874)    (   66,152)
  Changes in operating assets
         and liabilities:
         Accounts receivable                      590,624        158,049
         Unbilled production costs                 33,566     (  128,418)
         Other current assets                  (    3,175)    (  102,092)
         Other assets                                -            72,987
         Accounts payable                      (  316,455)        79,873
         Deferred income                       (   68,504)    (  376,981)
         Other accrued liabilities                428,358        168,209
         Accrued payroll and
           related liabilities                 (  151,378)    (   76,984)
Net cash provided by (used in)                 ----------     ----------
      operating activities                      1,252,338     (   79,163)

Cash flows from investing activities:
  Capital expenditures                         (  444,870)    (  461,568)

Cash flows from financing activities:
  Principal payments under debt
    Agreements                                 (  829,300)    (  617,356)
  Sale of Capital Stock, Net                         -           645,441
  Repurchase of capital stock                        -        (  275,508)
Cash used in                                   ----------     ----------
  financing activities                         (  829,300)    (  247,423)
                                               ----------     ----------
Net decrease in cash                           (   21,832)    (  788,154)
Cash at beginning of period                     1,202,442      3,816,286
                                               ----------     ----------
Cash at end of period                          $1,180,610     $3,028,132
                                               ==========     ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                   $   67,463     $   83,211
    Income taxes                                    5,659          2,768

            See Notes to Unaudited Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                March 31, 2001


NOTE 1. The unaudited consolidated financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2001, the results of operations and the statement of cash flows for the three months ended March 31, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

         This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 2000 including, without limitation, the financial statements and notes therein.

NOTE 2. In May 1999, Robert S. Cope and the Cope Family Trust granted an option to Corey M. Patick to purchase 1,125,000 (or 22%) of the Company's Common Stock for $1.67 per share (adjusted for the 3-for-1 stock split effective February 28, 2000). Patick subsequently exercised the option in November of 2000 and the closing for the purchase of and payment for the option shares, originally scheduled for November 2000, has been extended several times by the parties;
and such closing is currently scheduled to take place no later than August 31, 2001. Mr. Patick owns 91,980 or 2% of the shares of the Company's Common Stock (without taking the option shares into account). Purchase of the option shares by Mr. Patick would increase his stock ownership to 1,216,980 shares (or 24%) of the Company's issued and outstanding stock and would represent a "change of control" of the Company (under applicable securities law definitions).

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                 March 31, 2001


         On June 30, 2000 the Company's LibraryCard and Dataquad subsidiaries implemented a previously planned stock purchase/option plan whereby each of such subsidiaries sold and issued 700,000 shares of its capital stock representing 10% of total outstanding stock following such issuance by each such corporation. Such stock was sold and issued by the subsidiaries to Corey M. Patick as "trustee" for use in implementing such subsidiaries' employee and related party stock ownership/option plans. Patick purchased the stock using promissory notes totaling an aggregate of $280,500 representing the per share price paid by a third party investor in such subsidiaries in "arm's length" transactions at the time of the organization of the subsidiaries in December of 1999. (See Exhibit
10.40 to the Company's 10-K for the year ended December 31, 2000).

        If the subject stock is not subsequently sold or optioned to the intended recipients, the trustee has the right to return such stock to the subsidiaries in return for the cancellation of the balance due and owing on the purchaser's full recourse promissory note, and the subsidiaries have the right in December of 2002 to reacquire such stock from the trustee at the price paid to the subsidiaries for such stock. If the subsidiaries 10% stock purchase plan/option stock should be returned by the purchaser/trustee, a balance sheet reduction of stockholders' equity, representing the principal balance of the purchase promissory notes used to purchase such stock, would be required ($280,500 at March 31, 2001). There were no transactions by Patick regarding the subsidiaries' stock purchase/option plans stock in 2000. Effective January 1, 2001, Robert S. Cope replaced Patick as the owner/trustee of the subsidiaries stock purchase/option plans stock and assumed the respective full recourse promissory notes.

         In February of 2001, the Company completed the purchase of software and related assets of Maxcess Library Services, Inc. for approximately $200,000. This purchase and resulting software product offering will afford the Company the opportunity to expand its current
ASP (Application Service Provider) IMPACT/Online(TM) product/services in the library automation area to include a fully web-based integrated library system (ILS) which will be offered to libraries, including those who currently use the Company's SLiMS (Small Library Management System) product, for license for "in library" use or as an ASP service under the trade name IMPACT/Verso(TM). Acquisition of the Company's new ILS software on an ASP basis will provide libraries with a low capital investment alternative to their ILS needs, with no local software/hardware requirements (other than a web browser and a PC workstation), allowing the library and their patrons to access and utilize the library's bibliographic holdings information via the Internet/Web.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                  March 31, 2001

         In March 2001, the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to a Japanese Company for use exclusively in Japan for a one-time payment of U.S. $1.5 million. Such transaction has had a material affect on the results of operations reported by the Company for the first quarter ended March 31, 2001.

        The Company's management intends to propose for approval by the Company's stockholders at the Company's 2001 Annual Meeting of
Stockholders a qualified (incentive stock option) plan consisting of approximately 10% (currently 500,000 shares) of the Company's then issued and outstanding shares of Common Stock to be reserved for future issuance to key employees of the Company.

Note 3. As of the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for reporting information about operating segments in interim and annual financial statements. The following table summarizes sales based on the location of the customers and assets based on the location of the asset for the quarters ending March 31, 2001 and 2000:

                                        2001            2000
                                    -----------     -----------
Geographic areas
    Net sales
        United States               $ 1,303,060     $ 1,677,029
        Foreign - Canada/Other        1,819,009         432,852

    Long-lived assets, net
        United States                 5,075,174       5,078,568
        Foreign - Canada                102,669         179,528

Note 4. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December 31, 2000, the Company has available federal, state and Canadian net operating loss carry-forwards of approximately $2,454,000, $615,000 and $137,000, respectively, for income tax purposes. These net operating loss carry-forwards expire in 2020 for federal taxes, 2006 for state and 2005 for foreign taxes.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q


                                  March 31, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION
-------------------
December 31, 2000 to March 31, 2001
-----------------------------------
         Liquidity and capital resources.  Working capital decreased
$511,000 primarily as a result of additional principal payments on long-term bank debt in the amount of $829,000. Accounts receivable declined $591,000 despite an increase in sales because the licensing of the Remarc(TM) database in March 2001 was a cash transaction in the amount of $1.5 million. Net cash provided by operations was $1,252,000 in the first quarter of 2001 which was an increase of $1,332,000 from the $79,000 net cash used in the first quarter of 2000. This was due primarily to the net income of $452,000 generated in the quarter and a decrease of $591,000 in accounts receivable.

         The equity raised by the Company in 1999 and 2000 was used in 2000 to fund the Company's Internet/Web initiatives and the Company's new LibraryCard and Dataquad subsidiaries. Under AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", all costs incurred by such subsidiaries of a "start-up" nature were expensed as incurred. Such "start-up" expenses, and other non-capitalized costs/expenses, associated with such activities are not anticipated to have the same impact in 2001 as in 2000. LibraryCard's available cash resources were substantially consumed in 2000 in the development of the consumer "portal" Internet/Web site, www.LibraryCard.com. On November 1, 2000 the Company entered into a revolving line of credit agreement with it's majority-owned subsidiary, LibraryCard, whereby the Company agreed to loan LibraryCard up to $250,000 for use as working capital. Amounts loaned to LibraryCard under the line of credit bear interest at the rate of 10.0% (which was the then current rate applicable under the Company's line of credit with Wells Fargo Bank). At December 31, 2000, no funds had been loaned by the Company to LibraryCard. LibraryCard received and used an advance of approximately $225,000 from the Company in the first quarter of 2001 to continue such development efforts.
The full amount of the 250,000 credit line had been loaned to LibraryCard by the end of April 2001. Repayment of the credit line is unlikely by the October 31, 2001 due date unless LibraryCard is successful in finding additional outside funding, or one or more sponsors. Management believes that LibraryCard's ability to raise additional funds in late 2000 and early 2001 were, and remain, negatively affected by the existing unfavorable market conditions for Internet and related companies' stock offerings. LibraryCard's ability to raise capital in the near future is limited until the investment environment is more receptive to an offering of stock. The Company's ability to advance further monies to LibraryCard is limited by the Company's bank line of credit agreement that limits loans by the Company to its subsidiaries to a maximum aggregate total amount of $350,000.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                  March 31, 2001


         Management believes that liquidity and capital resources will be adequate to fund operations and scheduled reductions in bank debt during 2001 and into 2002.

         In order to accelerate development and expand the scope of the Company's Internet/Web initiatives and business, the Company will continue to explore opportunities to raise additional equity. In 1999 and 2000, the Company raised approximately $4.0 million through the sale of stock in the Company and in the Dataquad(TM) and LibraryCard(TM) subsidiaries

         In August 2000, the Company implemented a revolving credit agreement to replace and repay its prior Capital line of credit. Upon commencement of the new line of credit, the maximum credit availability was $3,000,000. The maximum credit commitment under the new line of credit reduces periodically over the term of the credit agreement and reaches a maximum credit availability of $2,000,000 on April 2, 2002 and, the agreement matures on June 2, 2002. The interest rate on the line of credit is one-half of one percent above the bank prime rate in effect from time to time. The agreement also requires that the Company maintain consolidated cash balances equal to 40% of the maximum credit commitment in effect throughout the term of the agreement. The credit line is secured by all of the assets of the Company and its subsidiaries. It also requires that the Company maintain certain minimum financial covenant ratios, restricts the payment of cash dividends and limits the amount of certain types of equity investments, including the repurchase of Company stock as well as limiting the amount of loans to third parties, including, subsidiaries. As of March 31, 2001, the Company was in compliance with all of its loan covenants.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q


RESULTS OF OPERATIONS
---------------------
First Quarter 2001 as Compared to First Quarter 2000
----------------------------------------------------
         Net sales increased $1,012,000 or 48% to $3,122,000 in 2001. Sales to the Company's library customers were up $1,232,000 or 75%. Sales were positively impacted in March 2001 when the Company licensed use of its Remarc(TM) bibliographic database of Library of Congress pre-1968 holdings to a Japanese Company for use exclusively in Japan for a one-time payment of U.S. $1.5 million. Such transaction has had a material affect on the results of operations reported by the Company for the first quarter of 2001. The licensing of the database is an unusual occurrence that is not expected to repeat in the foreseeable future. Sales to other library and publishing customers were $500,000 lower than the same period last year primarily as a result of a decrease in one-time projects.

         Cost of sales increased $411,000 or 37%. Gross margins improved to 52% in 2001 up from 48% in 2000 primarily as a result of the licensing of the Remarc(TM) database as described above. In addition, the Company is continuing to shift its product mix away from the Company's traditional labor intensive services to higher margin Internet/Web hosting services. This trend is expected to continue through 2001.

         Selling, general and administrative expenses increased $34,000 or 3% due to increased payroll and related expenses for the period. The
Company took steps to reduce payroll and related expense during the period and expects to continue to reduce costs if ongoing sales continue to decline.

         Interest expense/other was $35,000 in 2001 down $28,000 or 44% from $63,000 in 2000 due to lower average borrowings and higher interest income.

         Provision for taxes based on income reflects the amount of federal and state income taxes payable (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

         Minority interests reflects the outside owners' share of the losses realized by the two majority-owned (61%) subsidiaries, Dataquad and Librarycard.

         Net income was $452,000 in 2001 compared to a net loss of $122,000 in 2000. The increase in net income results from the licensing of the Remarc(TM) database as described above.

         Basic earnings per share were $0.09 in 2001 compared to a basic loss per share of $0.03 for the comparative quarter in 2000. The diluted earnings per share were $0.09 in 2001 compared to a diluted loss per share of $0.03 for the comparative quarter in 2000. Shares outstanding have been retroactively restated for a 3-for-1 stock split in February 2000.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q


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

                                 AUTO-GRAPHICS, INC.



Date    May 15, 2001             ss/ Michael K. Skiles
    --------------------         --------------------------------------
                                 Michael K. Skiles, President



Date    May 15, 2001             ss/ Michael F. Ferguson
    --------------------         --------------------------------------
                                 Michael F. Ferguson,
                                 Chief Financial Officer