Form 10-Q
period 2001-06-30
AUTO GRAPHICS INC
filed 2001-08-10
CIK 8598

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549





                                  Form 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934





          For Quarter Ended

           June 30, 2001                   Commission File Number 0-4431



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


                         Yes    X            No


Total shares of Common Stock issued and outstanding as of August 9, 2001 were 4,997,234.




                              AUTO-GRAPHICS, INC.

                                   Form 10-Q

                                 June 30, 2001



                               TABLE OF CONTENTS



        Unaudited Condensed Consolidated Statements of
          Operations For Six Months Ended June 30, 2001 and 2000.......1

        Unaudited Condensed Consolidated Statements of
          Operations For Three Months Ended June 30, 2001 and 2000.....2

        Unaudited Condensed Consolidated Balance Sheets
          As of June 30, 2001 and December 31, 2000....................3

        Unaudited Consolidated Statements of Cash Flows
          For Six Months Ended June 30, 2001 and 2000..................4

        Notes to Unaudited Condensed Consolidated
          Financial Statements.........................................5

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.................................................. 9

        Part II - Other Information...................................15

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        PART I -- FINANCIAL INFORMATION



Item 1.  Financial Statements.

                       Unaudited Condensed Consolidated
                           Statements of Operations

                       For The Six Months Ended June 30

                                              2001             2000

Net sales (See Note 3)                     $4,716,005       $4,379,337

Cost and expenses:
  Cost of sales                             2,928,983        2,533,332
  Selling, general & administrative         2,139,812        2,088,759

  Total Costs and Expenses                  5,068,795        4,622,091

Loss from operations                      (   352,790)     (   242,754)

  Interest/other Income/(Expense)         (    64,334)     (   107,573)

Loss before taxes                         (   417,124)     (   350,327)

  Provision for taxes
        based on income (See Note 4)            5,216            4,368

  Minority interests                      (   184,907)     (   125,180)

Net Loss and
  comprehensive Loss                      ($  237,433)     ($  229,515)

Basic Loss per share                      ($     0.05)     ($     0.05)

  Weighted average shares outstanding       4,997,234        4,822,734

Diluted Loss per share                    ($     0.05)     ($     0.05)

  Weighted average shares outstanding       4,997,234        4,822,734



  See Notes to Unaudited Condensed Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                       Unaudited Condensed Consolidated
                           Statement of Operations

                      For The Three Months Ended June 30

                                                2001           2000

Net sales (See Note 3)                       $1,593,936     $2,269,456

Costs and expenses:
  Cost of sales                               1,367,439      1,334,653
  Selling, general & administrative           1,025,999      1,057,002

  Total Costs and Expenses                    2,393,438      2,391,655

Loss from operations                        (   799,502)   (   122,199)

  Interest/other Income/(Expense)           (    29,446)   (    44,126)

Loss before taxes                           (   828,948)   (   166,325)

  Benefit for taxes
        based on Loss (see Note 4)          (    56,784)          -

  Minority Interests                        (    83,033)   (    59,028)

Net Loss and
  comprehensive Loss                        ($  689,131)   ($  107,297)


Basic Loss per share                        ($     0.14)   ($     0.02)

  Weighted average shares outstanding         4,997,234      4,822,734

Diluted Loss per share                      ($     0.14)   ($     0.02)

  Weighted average shares outstanding         4,997,234      4,822,734





  See Notes to Unaudited Condensed Consolidated Financial Statements.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                Unaudited Condensed Consolidated Balance Sheets

                      June 30, 2001 and December 31, 2000


ASSETS	                                           2001            2000
                                                               (Audited)
Current assets:
  Cash                                       $ 1,156,906     $ 1,202,442
  Accounts receivable, less allowance
    for doubtful accounts ($38,000 in
    2001 and 2000)                               567,459       1,280,977
  Unbilled production costs                      217,834         251,088
  Other current assets                           210,175         181,902

Total current assets                           2,152,374       2,916,409

Software, equipment and leasehold
    improvements, net                          5,478,722       5,121,592

Other assets                                     122,975         114,696

                                             $ 7,754,071     $ 8,152,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                           $   119,519     $   481,136
  Deferred income                                762,236         982,166
  Accrued payroll and related
    liabilities                                  366,093         436,510
  Other accrued liabilities                      297,741          63,845
  Current portion of long-term debt              222,108          77,257

Total current liabilities                      1,767,697       2,040,914

  Deferred taxes based on income                 387,900         387,900

  Long-term debt, less current portion         2,351,669       2,056,876

Total liabilities                              4,507,266       4,485,690

Minority interests                                63,208         248,114


Stockholders' equity:
  Notes Receivable - Stock                  (     75,364)   (     77,500)
  Common stock, 12,000,000
    shares authorized, 4,997,234
    shares issued and outstanding
    in 2001, and 2000                          4,201,755       4,201,755
  Accumulated Deficit                       (    931,813)   (    694,381)
  Accumulated Other Comprehensive Income    (     10,981)   (     10,981)

Total stockholders' equity                     3,183,597       3,418,893

                                             $ 7,754,071     $ 8,152,697


  See Notes to Unaudited Condensed Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q
                            Unaudited Consolidated
                           Statements of Cash Flows

                       For the Six Months Ended June 30
                         Increase (Decrease) in Cash

                                                   2001          2000
Cash flows from operating activities:

  Net loss                                     ($  237,433)   ($ 229,515)
  Adjustments to reconcile net
    Loss to net cash
    provided by (used in) operating activities:

  Depreciation and amortization                    711,972       639,065
  Minority interests                           (   184,907)   (  125,180)
Changes in operating assets
         and liabilities:
         Accounts receivable                       713,519    (  114,006)
         Unbilled production costs                  33,254    (   94,187)
         Other current assets                  (    28,273)   (  180,039)
         Other assets                          (     9,122)       73,246
         Accounts payable                      (   361,615)   (  131,306)
         Deferred income                       (   219,930)   (  778,418)
         Other accrued liabilities                 233,896       325,734
         Accrued payroll and
           related liabilities                      22,613        15,464
Net cash provided by (used in)
         operating activities                      673,974    (  599,142)

Cash flows from investing activities:

  Capital expenditures                         ( 1,068,244)   (  765,933)

Cash flows from financing activities:

  Net borrowings (payments)under
         debt agreement                            346,598    (  634,714)
  Sales of capital stock, net                                    677,041
  Payments on notes receivable-stock                 2,136          -
  Repurchase of capital stock                         -       (  275,508)
Net cash provided by (used in)
        financing activities                       348,734    (  233,181)

Net decrease in cash                           (    45,536)   (1,598,256)

Cash at beginning of period                      1,202,442     3,816,286

Cash at end of period                           $1,156,906    $2,218,030
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                                $   97,214    $  158,594
        Income taxes                                 5,216         4,368


  See Notes to Unaudited Condensed Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements

                                 June 30, 2001

NOTE 1.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and the statement of cash flows for the six months ended June 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission("SEC"). The consolidated financial statements include the accounts of Auto-Graphics, Inc., its wholly-owned and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

         This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 2000 including, without limitation, the financial statements and notes included therein.

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

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to Unaudited Condensed
                     Consolidated Financial Statements

                                June 30, 2001

NOTE 2.  Continued

         If the subject stock is not subsequently sold or optioned to the intended recipients, the trustee has the right to return such stock to the subsidiaries in return for the cancellation of the balance due and owing on the purchaser's full recourse promissory note, and the subsidiaries have the right in December of 2002 to reacquire such stock from the trustee at the price paid to the subsidiaries for such stock. If the subsidiaries 10% stock purchase plan/option stock should be returned by the purchaser/trustee, a balance sheet reduction of Stockholders' equity, representing the principal balance of the purchase promissory notes used to purchase such stock, would be required ($280,500 at June 30, 2001). There were no transactions regarding the subsidiaries' stock purchase/option plans stock in 2000 and 2001. Effective January 1, 2001, Robert S. Cope replaced Patick as the owner/trustee of the subsidiaries stock purchase/option plans stock and assumed the respective full recourse promissory notes.

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

                                  AUTO-GRAPHICS, INC.
                                       Form 10-Q

                            Notes to Unaudited Condensed
                         Consolidated Financial Statements

                                    June 30, 2001

NOTE 2.  Continued

         In March 2001, the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to a Japanese Company for use exclusively in Japan for a one-time payment of U.S. $1.5 million. Such transaction has had a material affect on the results of operations reported by the Company for the first six ended June 30, 2001.

         In June 2001, the Company purchased the rights to Wings, an Inter-Library Loan software program that was developed by Pigasus, Inc. Through this purchase the Company also acquired the existing customer contracts that Pigasus, Inc. had in conjunction with the software. Wings has been sold to existing customers of the Company over the last two years. In addition to continuing to sell Wings software to libraries as a stand-alone product, Wings will be integrated into the Company's existing IOL2 product line to allow the Company to offer both virtual and union database services to library consortia.

         The Company's management intends to propose for approval by the Company's stockholders at the Company's 2001 Annual Meeting of Stockholders a qualified (incentive stock option) plan consisting of approximately 10% or, 490,000 shares of the Company's then issued and outstanding shares of Common Stock to be reserved for future issuance to key employees of the Company.


Note 3.

         The following table summarizes sales based on the location of the customers and assets based on the location of the asset for the six months ending June 30, 2001 and 2000:

                                      2001              2000

Geographic areas
    Net sales
        United States            $ 2,587,632       $ 3,439,956
        Foreign - Canada/Other     2,128,373           939,381
    Long-lived assets, net
        United States              5,385,156         5,072,239
        Foreign - Canada              93,566           166,580

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to Unaudited Condensed
                      Consolidated Financial Statements

                               June 30, 2001

Note 4.

         Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. At December 31, 2000, the Company had available combined federal, state and Canadian net operating loss carry-forwards of approximately $2,454,000, $615,000 and $137,000, respectively, for income tax purposes. These net operating loss carry-forwards expire in 2020 for federal taxes and 2006 for state and 2005 for foreign taxes.

                             	AUTO-GRAPHICS, INC.
                                  	Form 10-Q

                                 June 30, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

December 31, 2000 to June 30, 2001

         Liquidity and capital resources. Working capital decreased $490,000 as a result of a decrease in accounts receivable of $714,000 due to lower sales in the second quarter 2001 which was partially offset by a decrease in accounts payable of $362,000. Net cash provided by operations was $674,000 in the first six months of 2001. This was an increase of $1,273,000 from the $599,000 net cash used in the first six months of 2000. This significant change in net cash provided by operations was primarily a result of the licensing agreement the Company entered into in March 2001 wherein a Japanese company licensed use of the Company's REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings for a one-time cash payment of $1,500,000. (See Note 2.)

         On November 1, 2000 the Company entered into a revolving line of credit agreement with it's majority-owned subsidiary, LibraryCard, whereby the Company agreed to loan LibraryCard up to $250,000 for use as working capital. Amounts loaned to LibraryCard under the line of credit bear interest at the rate of 10.0% (which was the then current rate applicable under the Company's line of credit with Wells Fargo Bank). The Company commenced advances to LibraryCard under the credit line in 2001 and has advanced approximately $300,000 in the first two quarters of 2001. Repayment of the credit line is unlikely by the October 31, 2001 due date unless LibraryCard is successful in finding outside funding or, one or more sponsors. Management believes that LibraryCard's ability to raise additional funds remain negatively affected by the existing unfavorable market conditions for Internet and related companies' stock offerings. The
Company's ability to advance further monies to LibraryCard is limited by the Company's bank line of credit agreement that limits loans by the Company to its subsidiaries to a maximum aggregate total amount of $350,000. Until additional funds are obtained the Company has reduced the staff at LibraryCard and has curtailed program development in an effort to enable the Internet/Web site, www.librarycard.com to continue to operate within the financial limitations currently imposed by the Company's bank line of credit agreement.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                 June 30, 2001

         During the first six months of 2001 the Company 's wholly-owned and majority-owned subsidiaries have maintained staffing levels sufficient to retain experienced staff in expectation of receiving several large publishing services and content management contracts. In July 2001 the Company reduced staff by 12 employees. The reductions affected all facets of the Company. Management estimates that the savings attributable to the reductions will approximate $280,000 through the end of the fiscal year. If the Company does not secure sufficient publishing contracts in the near future substantial reductions in staff will be necessary to reduce the operating costs associated with the publishing business.

         In July 2001 the Company filed a current report on Form 8-K with the SEC and identified under Item 5 events that may have a substantial impact on the operating results of the Company for 2001. The purpose of the Form 8-K was to inform investors that a series of lawsuits between and among the Company's former outside legal counsel, who is also a director of the Company, and the Company and three of its officers were filed in June and July 2001. A description of the litigation is presented in Part II Item 1 "Legal Proceedings" of this Form 10-Q.

         Since the Form 8-K was filed management has assessed the litigation and its impact on the Company. Currently, management anticipates that if the legal matters now in process are not resolved in the next 30 to 60 days legal fees and related expenses which are attributable to the aforementioned litigation will approximate $250,000 for the year 2001. An unplanned legal expense for the year 2001 of that magnitude will result in a drain on the financial resources of the Company, result in an operating loss for the year and put in jeopardy the Company's ability to meet its financial loan covenants under its bank credit agreement.

         The Company is in discussions with its bank and has identified alternative methods of financing the shortfall in cash that will arise as a result of the losses incurred in the first six months of the year as well as anticipated litigation expenses. Management will identify and act upon the most appropriate method of meeting the financing needs of the Company to ensure the continuing of operations as currently planned.

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

RESULTS OF OPERATIONS

First Six Months of 2001 as Compared to First Six Months of 2000

          Net sales increased $337,000 or 8% to $4,716,000 up from $4,379,000 in 2000. The net sales increase is due primarily to the one-time licensing agreement to a Japanese company in March 2001. The increase was partially offset as a result of the Company not benefiting from a large non-recurring publishing contract at one of the Company's majority-owned subsidiaries, which was completed in 2000. The remaining sales decrease affected all facets of the Company's business and was due in part to economic conditions.

          Cost of sales increased $396,000 or 16% corresponding in part to the increase in net sales and also because the Company has maintained staffing at constant levels to retain experienced staff and ensure that the Company has the capacity and staff available to initiate and perform new contracts as they are received. However, the Company addressed staffing requirements in July 2001 and the result was a reduction in staff of 12 employees. Management estimates that the savings attributable to the reductions will approximate $280,000 through the end of the fiscal year.

          Selling, general and administrative expenses increased $51,000 or 2% in 2001 over 2000 due primarily due to an increase in legal costs from $230,000 in 2000 to $283,000 in 2001.

          Loss from operations increased $110,000 to a loss of $353,000 in 2001 due to the continuation of staff as noted in cost of sales above.

          Interest expense/other decreased $43,000 or 40% due to lower average borrowings of approximately $800,000 and interest rate reductions averaging one percent during the period.

          Provision for taxes based on income reflects minimum state income taxes payable. (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

          Minority Interests reflects the non-Company owners' share of the losses realized by the two majority-owned subsidiaries.

          Net Loss increased to $237,000 in 2001 up from net loss of $230,000 in 2000 due to additional staff and other recurring and non-recurring expenses in cost of sales.

          Basic and diluted loss per share remained unchanged at $0.05 per share in 2001 and 2000.

                             AUTO-GRAPHICS, INC.
                                 Form 10-Q


Second Quarter of 2001 as Compared to Second Quarter of 2000

          Net sales decreased $676,000 or 30% to $1,594,000. The net sales decrease was due primarily to a large non-recurring publishing contract at one of the Company's majority-owned subsidiaries, which was completed in 2000. The remaining sales decrease affected all facets of the Company's business and was due in part to economic conditions.

          Cost of sales increased $33,000 or 3% in 2001 due to additional payroll costs and other recurring and non-recurring expenses. The Company maintained staffing at constant levels in light of decreasing sales to insure that the Company has the capacity and experienced staff available to initiate and perform new contracts as they are received. However, the Company addressed staffing requirements in July 2001 and the result was a reduction in staff of 12 employees. Management estimates that the savings attributable to the reductions will approximate $280,000 through the end of the fiscal year.

          Selling, general and administrative expenses decreased $31,000 or 3% due to a reduction in payroll and related expenses.

          Loss from operations increased $678,000 to a loss of $800,000 in 2001 due primarily to the decrease in net sales for the period and the continuation of payroll and related expenses at a level sufficient to provide the Company with the ability to perform new contracts as received.

          Interest expense/other was $29,000 in 2001 down from $44,000 in 2000 due to lower overall borrowings and a lower effective interest rate.

          Minority Interests reflects the non-Company owners' share of the losses realized by the two majority-owned subsidiaries.

          Net Loss increased to $689,000 in 2001, up from a net loss of $107,000 in 2000 due to the Company maintaining staffing levels as described above.

          Basic and diluted loss per share decreased from $0.02 per share in 2000 to a loss of $0.14 per share in 2001 due to the same reason.

                             AUTO-GRAPHICS, INC.
                                 Form 10-Q

Net Loss in 2001

         Management believes that 2001 sales will increase ten to fifteen percent over net sales in 2000. Sales of a recurring nature are expected to be similar to 2000 whereas the increase in sales for 2001 will be a result of the licensing agreement the Company entered into in March 2001 in which a Japanese company licensed use of the Company's REMARC(TM) bibliographic database for a one-time cash payment of $1,500,000. However, the shortfall in sales in the second quarter and the resultant loss incurred will be a substantial hurdle for the Company to overcome in the remainder of the year. In July, management took steps to reduce payroll and related costs by approximately $280,000 for 2001 when 12 employees were terminated. Additional reductions in staffing will occur if the projected sales in the publishing area are not achieved.

         Although management had targeted to at least break-even on an operating income basis for 2001 the extent to which the recent litigation will negatively impact the Company is unknown. Management estimates that the legal fees and expenses attributable to the aforementioned litigation could approximate $250,000 if the legal matters now in process are not resolved in an expeditious manner. A significant unanticipated expense of that magnitude will result in a drain on the financial resources of the Company and result in an operating loss for the year and put in jeopardy the Company's ability to meet its financial covenants under its bank credit agreement.

                             AUTO-GRAPHICS, INC.
                                 Form 10-Q


New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS
142. The Company believes the adoption of SFAS 141 and SFAS 142 has not had a material effect on the financial position, results of operations or cash flows of the company for the six months ended June 30, 2001.

Information Relating To Forward-Looking Statements

         This Report includes forward-looking statements that reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On May 9, 2001 the Company terminated the services of it long-time outside counsel, Mr. Robert H. Bretz. Mr. Bretz who was also the only outside Director for the Company has remained as a Director of the Company. Following Mr. Bretz' termination he began to file lawsuits for and on behalf of the Company that had not been approved by management or the Company's Board of Directors. On August 8, 2001 one such case filed by Mr. Bretz, Case No. BC252517, was dismissed by the Los Angeles California Superior Court holding that the Action by Unanimous Written Consent signed by Mr. Bretz was invalid because it failed to satisfy the requirements of California Corporation Code
Section 307(b).

         Mr. Bretz' actions left the Company with no alternative but to file a complaint against Mr. Bretz for damages and injunctive relief for breach of fiduciary duty. On June 29, 2001 the Company filed Case No. BC253322 in Los Angeles California Superior Court captioned Auto-Graphics, Inc. vs. Robert H Bretz et al., alleging that Mr. Bretz has become disruptive and harmful to the business operations of the Company and has damaged the Company by his various actions including his excessive billings to the Company.

         As a response to the complaint filed by the Company, Mr. Bretz filed a derivative cross-complaint against three of the Company's officers, Robert S. Cope, Michael K. Skiles and Michael F. Ferguson for breach of fiduciary duty, fraud & deceit, misrepresentation, breach of contract/employment, removal for cause and other declaratory and injunctive relief. The cross-complaint was filed on July 16, 2001 in Los Angeles California Superior Court.

         The Company's management believes that the derivative cross-complaint filed by Mr. Bretz does not have any merit and that it will eventually be dismissed. Until the above cases are resolved the Company will be required to expend substantial legal fees and related expenses. See "Net Loss in 2001" above for additional information about the impact to the financial statements for the year ended 2001.

                             	AUTO-GRAPHICS, INC.
                                  Form 10-Q


Item 2.  Changes in Securities and Use of Proceeds.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On June 20, 2001, Mr. Robert S. Cope filed a Notice of Written Consent of Shareholders to Fill a Vacancy on the Board of Directors and a Proxy Statement to solicit the necessary shareholder written consents (Notice). The Notice identified that the record date for voting to fill the vacancy was June 14, 2001. Mr. Cope obtained the required number of votes through the use of written consent forms and Mr. James R. Yarter was elected to the Board of Directors to serve until a successor shall be duly elected and qualified.



Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits:  None.

           (b) The Company filed Form 8-K on July 23, 2001. The Form specified that a series of events had occurred under Item 5
Other Events.  The Form 8-K reported the litigation that is discussed in
Part II Item 1 above.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUTO-GRAPHICS, INC.



Date  August 9, 2001             /s/  Robert S. Cope
                                 Robert S. Cope, Chairman of the Board



Date  August 9, 2001             /s/  Michael K. Skiles
                                 Michael K. Skiles, President



Date  August 9, 2001             /s/  Michael F. Ferguson
                                 Michael F. Ferguson,
                                 Chief Financial Officer