Form 10-Q
period 2001-09-30
AUTO GRAPHICS INC
filed 2001-11-20
CIK 8598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549





                                 FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended:

        September 30, 2001                Commission File Number 0-4431
---------------------------------      -----------------------------------


                           AUTO-GRAPHICS, INC.
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



            California                              95-2105641
---------------------------------      -------------------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification Number)



 3201 Temple Avenue, Pomona, California                 91768
----------------------------------------            ------------
(Address of principal executive offices)             (zip code)



Registrant's telephone number, including area code:  (909) 595-7204
                                                     --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes    X          No
                            -------          -------

Total Shares Outstanding:

                           Common Stock:  4,997,234

                             AUTO-GRAPHICS, INC.

                                Form 10-Q

                             September 30, 2001



                              TABLE OF CONTENTS


          Part I - Financial Information                             3

          Unaudited Condensed Consolidated Statements of
            Operations and Comprehensive Income
            For Nine Months Ended September 30, 2001 and 2000        3

          Unaudited Condensed Consolidated Statements of
            Operations and Comprehensive Income
            For Three Months Ended September 30, 2001 and 2000       4

          Unaudited Condensed Consolidated Balance Sheets
            September 30, 2001 and December 31, 2000                 5

          Unaudited Condensed Consolidated Statements of
            Cash Flows For Nine Months Ended
            September 30, 2001 and 2000                              6

          Notes to the Unaudited Condensed
            Consolidated Financial Statements                        7

          Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                              12

          Part II - Other Information                               16

                          AUTO-GRAPHICS, INC.

                               Form 10-Q

                     PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       Unaudited Condensed Consolidated
               Statements of Operations and Comprehensive Income

             For the Nine Months Ended September 30, 2001 and 2000


                                                2001           2000
                                             ----------     ----------

Net sales (See Note 3)                       $6,658,139     $6,238,124

Costs and expenses:
  Cost of sales                               4,597,657      3,671,675
  Selling, general & administrative           3,402,704      3,292,803
                                             ----------     ----------
  Total costs and expenses                    8,000,361      6,964,478
                                             ----------     ----------
Loss from operations                         (1,342,222)      (726,354)

  Interest/other                                102,488        142,626
                                             ----------     ----------
Loss before taxes                            (1,444,710)      (868,980)

  Provision for taxes
    based on income (See Note 4)               (213,915)         5,651

  Minority Interest                            (252,863)      (332,208)
                                             ----------     ----------
Net loss and
  Comprehensive loss                         $ (977,932)    $ (542,423)
                                             ==========     ==========

Basic loss per share                         $    (0.20)    $    (0.11)

  Weighted average shares outstanding         4,997,234      4,794,782

Diluted loss per share                       $    (0.20)    $    (0.11)

  Weighted average shares outstanding         4,997,234      4,794,782


     See Notes to Unaudited Condensed Consolidated Financial Statements

                             AUTO-GRAPHICS, INC.

                                 Form 10-Q

                       Unaudited Condensed Consolidated
               Statements of Operations and Comprehensive Income

              For Three Months Ended September 30, 2001 and 2000


                                                2001           2000
                                             ----------     ----------

Net sales (See Note 3)                       $1,942,027     $1,858,787

Costs and expenses:
  Cost of sales                               1,668,674      1,138,343
  Selling, general & administrative           1,263,235      1,204,044
                                             ----------     ----------
  Total costs and expenses                    2,931,909      2,342,387
                                             ----------     ----------
Loss from operations                           (989,882)      (483,600)

  Interest/other                                 37,704         35,053
                                             ----------     ----------
Loss before taxes                            (1,027,586)      (518,653)

  Provision for taxes
    based on income (See Note 4)               (219,131)         1,283

  Minority Interest                             (67,956)      (207,028)
                                             ----------     ----------
Net loss and
  comprehensive loss                         $ (740,499)    $ (312,908)
                                             ==========     ==========
Basic earnings/(loss) per share              $    (0.15)    $    (0.07)

  Weighted average shares outstanding         4,997,234      4,765,678

Diluted earnings/(loss) per share            $    (0.15)    $    (0.07)

  Weighted average shares outstanding         4,997,234      4,765,678


      See Notes to Unaudited Condensed Consolidated Financial Statements

                               AUTO-GRAPHICS, INC.

                                   Form 10-Q

                      Condensed Consolidated Balance Sheets

                     September 30, 2001 and December 31, 2000

ASSETS                                           2001            2000
----------------------------------------     -----------     -----------
                                              (Unaudited)
Current Assets:
  Cash & cash equivalents                    $   945,628     $ 1,202,442
  Accounts receivable, less allowance
    for doubtful accounts ($88,000 in
    2001 and $38,000 in 2000)                    666,516       1,280,977
  Unbilled production costs                       55,157         251,088
  Other current assets                           195,552         181,902
                                             -----------     -----------
Total current assets                           1,862,853       2,916,409

Software, equipment and leasehold
  improvements, net                            5,082,908       5,121,592

Other assets                                     112,117         114,696
                                             -----------     -----------
                                             $ 7,057,878     $ 8,152,697
                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current liabilities:
  Accounts payable                           $   513,318     $   481,136
  Deferred income                                835,535         982,166
  Accrued payroll and related
    liabilities                                  339,453         436,510
  Other accrued liabilities                      224,114          63,845
  Current portion of long-term debt               97,569          77,257
                                             -----------     -----------
Total current liabilities                      2,009,989       2,040,914

  Long-term debt                               2,440,770       2,056,876
  Deferred taxes based on income                 168,769         387,900
                                             -----------     -----------
Total liabilities                              4,619,528       4,485,690

Minority Interests                                (4,750)        248,114

Stockholders' equity:
  Notes Receivable - Stock                       (75,364)        (77,500)
  Common stock, 12,000,000
    shares authorized, 4,997,234
    shares issued and outstanding
    in 2001 and 2000                           4,201,755       4,201,755
  Accumulated Deficit                         (1,672,310)       (694,381)
Accumulated Other Comprehensive Loss             (10,981)        (10,981)
                                             -----------     -----------
Total stockholders' equity                     2,443,100       3,418,893
                                             -----------     -----------
                                             $ 7,057,878     $ 8,152,697
                                             ===========     ===========


      See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.

                                  Form 10-Q

                      Unaudited Statements of Cash Flows

             For the Nine Months Ended September 30, 2001 and 2000

                                                   2001             2000
                                                ----------       ----------
Cash flows from operating activities:
Decrease in Cash
  Net loss                                      $ (977,932)      $ (542,423)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                  1,078,172          977,769
  Allowance for Uncollectable Accounts              50,000               --
  Deferred Income Taxes                           (219,131)              --
  Minority Interest                               (252,863)        (332,208)
Changes in operating assets
    and liabilities:
    Accounts receivable                            564,462          356,863
    Unbilled production costs                      195,931         (241,661)
    Other current assets                           (13,650)        (151,937)
    Other assets                                        --           48,246
    Accounts payable                                32,182          165,605
    Deferred income                               (146,631)        (375,424)
    Other accrued liabilities                      160,270           (4,488)
    Accrued payroll and
      related liabilities                           (4,028)         (96,685)
                                                ----------       ----------
Net cash provided by (used in)
  operating activities                             466,782         (196,343)

Cash flows from investing activities:
  Capital expenditures                          (1,036,893)      (1,285,738)

Cash flows from financing activities:
  Net principal borrowings (payments)
    under debt agreements                          311,161         (643,206)
  Sale of capital
    stock/warrants, net                              2,136          677,041
  Repurchase of stock, net                              --         (380,508)
                                                ----------       ----------
Net cash provided by (used in)
  financing activities                             313,297         (346,673)
                                                ----------       ----------
Net decrease in cash                              (256,814)      (1,828,754)

Cash & cash equivalents at beginning of year     1,202,442        3,816,286
                                                ----------       ----------
Cash & cash equivalents at end of period        $  945,628       $1,987,532
                                                ==========       ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                    $  135,355       $  222,778
    Income taxes                                     2,147           15,251


      See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.

                                  Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements

                               September 30, 2001


Note 1.

         The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2001, the results of operations for the three and nine months ended September 30, 2001 and 2000 and the statement of cash flows for the nine months ended September 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission("SEC"). The consolidated financial statements include the accounts of Auto-Graphics, Inc., its wholly-owned and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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


NOTE 2.

         In May 1999, Robert S. Cope and the Cope Family Trust granted an option to Corey M. Patick to purchase 1,125,000 (or 22%) of the Company's Common Stock for $1.67 per share (adjusted for the 3-for-1 stock split effective February 28, 2000). Patick exercised the option in November of 2000 and the closing date for the purchase of and payment for the option shares, originally scheduled for December 31, 2000 expired on August 31, 2001 without the purchase of and payment for the option shares having been consummated by Patick.

         On June 30, 2000 the Company's LibraryCard and Dataquad subsidiaries implemented a previously planned stock purchase/option plan whereby each of these subsidiaries sold and issued 700,000 shares of its capital stock representing 10% of total outstanding stock following issuance by each corporation. The stock was sold and issued by the subsidiaries to Corey M. Patick as "trustee" for use in implementing these subsidiaries' employee and related party stock ownership/option plans. Patick purchased the stock using promissory notes totaling an aggregate of $280,500 representing the per share price paid by a third-party investor in the subsidiaries in "arm's length" transactions at the time of the organization of the subsidiaries in December of 1999. (See Exhibit 10.40 to the Company's 10-K for the year ended December 31, 2000).

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to Unaudited Condensed
                     Consolidated Financial Statements

                              September 30, 2001

NOTE 2.  Continued

         The note receivable - stock in the amount of $280,500 has been reclassed into minority interests. If the subject stock is not subsequently sold or optioned to the intended recipients, the trustee has the right to return the stock to the subsidiaries in return for the cancellation of the balance due and owing on the purchaser's full recourse promissory note, and the subsidiaries have the right in December of 2002 to reacquire the stock from the trustee at the price paid to the subsidiaries for the stock. If the subsidiaries 10% stock purchase plan/option stock should be returned by the owner/trustee, a balance sheet reduction of stockholders' equity, representing the principal balance of the purchase promissory notes used to purchase the stock, would be required ($280,500 at September 30, 2001). Effective January 1, 2001, Robert S. Cope replaced Patick as the owner/trustee of the subsidiaries stock purchase/option plans stock and assumed the respective full recourse promissory notes. There were no transactions regarding the subsidiaries' stock purchase/option plans stock in 2000 and to date in 2001.

         In February of 2001, the Company completed the purchase of software and related assets of Maxcess Library Services, Inc. for approximately $196,000. This purchase and resulting software product offering will afford the Company the opportunity to expand its current ASP (Application Service Provider) IMPACT/Online(TM) product/services in the library automation area to include a fully web-based integrated library system (ILS) which will be offered to libraries, including those who currently use the Company's SLiMS (Small Library Management System) product, for license for "in library" use or as an ASP service under the trade name IMPACT/Verso(TM). Acquisition of the Company's new ILS software on an ASP basis will provide libraries with a low capital investment alternative to their ILS needs, with no local software/hardware requirements (other than a web browser and a PC workstation), allowing the library and their patrons to access and utilize the library's bibliographic holdings information via the Internet/Web.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to Unaudited Condensed
                      Consolidated Financial Statements

                              September 30, 2001


NOTE 2.  Continued

         In March 2001, the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to an unaffiliated Japanese Company (for use exclusively in Japan) for a one-time fee of $1.5 million. This transaction has had a material affect on the results of operations reported by the Company for the nine months ended September 30, 2001.

         In June 2001, the Company acquired the software and rights to Wings, an Inter-Library Loan software program from Pigasus, Inc. In October 2001, following a thorough evaluation of the Wings software and customer base, the Company concluded that the software did not conform to the representations made by the sellers and the Company sought to rescind the contract to acquire the software. On October 6, 2001, the Company filed suit against Pigisus, Inc. and its principals and is seeking a judgement of the court that the contract is rescinded as well as monetary damages and attorney's fees. The Company has reversed the acquisition transaction and accrued approximately $200,000 in expense associated with the transaction and unrelated finished goods inventory. (See Part II, Item 1. - Legal Proceedings).

         The Company is in non-compliance with most of its financial loan covenants as of September 30, 2001 under its bank credit agreement and was unable to paydown its line of credit to $2,250,000 on the October 1, 2001 due date because of a timing delay in a large customer payment (the Company made the required payment on October 3, 2001). The Company's bank has agreed to waive its default rights as a result of these violations and has agreed to amend the terms of the credit facility to better conform to the Company's expected future results, which terms have not yet been finalized.

         The Company's management intends to propose for approval by the Company's stockholders at the Company's 2001 Annual Meeting of Stockholders a qualified (incentive stock option plan) and non-qualified stock option plan consisting of a maximum of 10% (currently 499,000 shares) of the Company's then issued and outstanding shares of Common Stock to be reserved for future issuance to key employees and directors of the Company.


Note 3.

         The following table summarizes sales based on the location of the customers and assets based on the location of the asset for the nine months ending September 30, 2001 and 2000:

                                     2001              2000
                                 -----------       -----------

Geographic areas
    Net sales
        United States            $ 4,064,269       $ 4,914,002
        Foreign - Canada/Other     2,593,763         1,324,122
    Long-lived assets, net
        United States              5,002,663         5,268,341
        Foreign - Canada              80,245           152,440


Note 4.

         Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Provision for taxes based on income reflects a deferred income tax benefit for net operating loss carryforwards, which have been offset against deferred tax liabilities. At December 31, 2000, the Company had available combined federal, state and Canadian net operating loss carry-forwards of approximately $2,454,000, $615,000 and $137,000, respectively, for income tax purposes. These net operating loss carry-forwards expire in 2020 for federal taxes and 2006 for state and 2005 for foreign taxes.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        Notes to Unaudited Condensed
                      Consolidated Financial Statements

                              September 30, 2001

Note 5. Pending Pronouncements

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

         In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

                            AUTO-GRAPHICS, INC.

                                Form 10-Q


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

December 31, 2000 to September 30, 2001
---------------------------------------

         Liquidity and capital resources. Working capital decreased $1,023,000 as a result of a decrease in accounts receivable of $564,000 and inventory. A growing portion of the Company's net sales are also being paid through customer advances resulting in lower average accounts receivable balances. Net cash provided by operations was $467,000 in the first nine months of 2001, which was an increase of $663,000 from the $196,000 net cash used in the first nine months of 2000. This significant change in net cash provided by operations was primarily a result of a licensing agreement signed in March 2001 wherein an unaffiliated Japanese company licensed use of the Company's REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings for a one-time cash payment of $1,500,000. (See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements).

         On November 1, 2000 the Company entered into a revolving line of credit agreement with it's majority-owned subsidiary, LibraryCard, whereby the Company agreed to loan LibraryCard up to $250,000 for use as working capital. Amounts loaned to LibraryCard under the unsecured line of credit bear interest at the rate of 1.0% above the bank prime rate. The Company commenced advances to LibraryCard under the credit line in 2001 and has advanced approximately $304,000 in the first nine months ended September
30, 2001. Repayment of balance outstanding on the credit line did not occur by the due date of October 31, 2001 and therefore LibraryCard is in default on the promissory note. The Company does not intend to advance any more funds to LibraryCard having already advanced $304,000 on its $250,000 note. LibraryCard currently has no available sources for additional funding and management believes that LibraryCard's ability to raise additional funds will remain negatively affected by the existing unfavorable market conditions for Internet and related companies' stock offerings. The Company's ability to advance further monies to LibraryCard is limited by the Company's bank line of credit agreement that limits loans by the Company to its subsidiaries to a maximum aggregate total amount of $350,000. Until additional funds are obtained the Company has terminated the staff at LibraryCard and has curtailed development of the Internet/Web site in an effort to enable the web site, "www.librarycard.com" to continue to operate within the financial limitations currently imposed by the Company's bank line of credit agreement.

         In July 2001, the Company filed a current report on Form 8-K with the SEC and identified under Item 5 "Other Events" that mounting legal expenses are having a substantial adverse impact on the operating results of the Company for 2001. The purpose of the Form 8-K was to inform investors that a series of lawsuits filed by, between and among the Company's former outside legal counsel (who is also a director of the Company), the Company and separately against three of its current and former officers were filed in June and July 2001. Legal expenses for the nine months ended September 30, 2001 have totaled $450,000. A description of the litigation is presented in Part II Item 1 "Legal Proceedings" of this Form 10-Q.

                            AUTO-GRAPHICS, INC.

                                Form 10-Q


         Since the Form 8-K was filed management has assessed the litigation and its impact on the Company. Currently, management anticipates that if the legal matters now in process are not resolved in the next 30 to 60 days legal fees and related expenses which are attributable to the aforementioned litigation will approximate $600,000 for the year 2001. An unplanned legal expense for the year 2001 of that magnitude will result in a drain on the limited financial resources of the Company, increase the operating loss for the year and adversely affected the Company's ability to meet its financial loan covenants under its bank credit agreement. The Company is in non-compliance with most of its financial loan covenants as of September 30, 2001 and was unable to paydown its line of credit to $2,250,000 on the October 1, 2001 due date because of a timing delay in a large customer payment (the Company made the required payment on October 3, 2001). The Company's bank has agreed to waive its default rights as a result of these violations and has agreed to amend the terms of the credit facility to better conform to the Company's expected future results, which terms have not yet been finalized.

2002 Forecast
-------------

          As of October 4, 2001, Robert S. Cope has reassumed the position of President and CEO in response to continued substantial losses through the third quarter. The Company is implementing a plan to reduce expenses during the fourth quarter 2001 to return the Company to profitability for the year 2002. This will be accomplished primarily by reducing payroll and overhead associated with the new initiatives begun in 2000 via the majority-owned subsidiaries, DataQuad and LibraryCard.


First Nine Months of 2001 as Compared to First Nine Months of 2000
------------------------------------------------------------------

          Net sales increased $420,000 or 7% to $6,658,000 in 2001 up from $6,238,000 in 2000. The net sales increase is due primarily to a one-time license fee from a Japanese company in March 2001 in the amount of $1,500,000. Excluding this license fee, sales decreased $1,080,000 or 17%.

          Cost of sales increased $926,000 or 25% corresponding in part to the increase in net sales, additional software amortization, additional software development costs and write-offs of investment and inventory associated with rescission of the Pigisus software acquisition contract.

          Selling, general and administrative expenses increased $115,000 or 3% in 2001 over 2000 due primarily due to an increase in legal expenses from $285,000 in 2000 to $457,000 in 2001, an increase of $172,000 over the prior year due to the continuing litigation discussed above. (See Part II Item 1 "Legal Proceedings").

          Loss from operations increased $576,000 to a loss of $1,445,000 in 2000.

          Interest expense/other decreased $41,000 or 28% due to declining interest rates in 2001.

          Provision for taxes based on income reflects a deferred income tax benefit for net operating loss carryforwards, which have been offset against deferred tax liabilities. (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

          Minority interests reflects the non-Company owners' share of the losses realized by the two majority-owned subsidiaries.

          Net loss increased to $978,000 in 2001 up from net loss of $542,000 in 2000.

          Basic and diluted loss per share increased from $0.11 per share in 2000 to $0.20 in 2001.

                            AUTO-GRAPHICS, INC.

                                Form 10-Q



Third Quarter of 2001 as Compared to Third Quarter of 2000
----------------------------------------------------------

          Net sales increased $83,000 or 4% to $1,942,000. The net sales increase was due primarily to an increase in library sales from new software products.

          Cost of sales increased $530,000 or 47% in 2001 due to additional software development costs and write-offs of investment and inventory associated with rescission of the Pigisus software acquisition contract.

          Selling, general and administrative expenses increased $59,000 or 5% due primarily to an increase in legal expenses associated with pending litigation in the amount of $119,000 for the third quarter. (See Part II
Item 1 "Legal Proceedings").

          Loss from operations increased $506,000 to a loss of $1,028,000 in 2001.

          Interest expense/other was $38,000 in 2001 up from $35,000 in 2000 due to lower interest rates.

          Provision for taxes based on income reflects a deferred income tax benefit for net operating loss carryforwards, which have been offset against deferred tax liabilities. (See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements).

          Minority interests reflects the non-Company owners' share of the losses realized by the two majority-owned subsidiaries.

          Net loss increased $428,000 to a net loss of $740,000 in 2001 up from a net loss of $313,000 in 2000.

          Basic and diluted loss per share increased from $0.07 per share in 2000 to a loss of $0.15 per share in 2001.

Pending Pronouncements

          See Note 4 of Notes to Unaudited Condensed Consolidated Financial Statements.

Information Relating To Forward-Looking Statements

          This Report includes forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                             AUTO-GRAPHICS, INC.

                                Form 10-Q


                         PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

         On May 9, 2001 the Company terminated the services of it's long-time outside counsel, Mr. Robert H. Bretz. Mr. Bretz remains a Director of the Company. Following Mr. Bretz' termination he began to file lawsuits for and on behalf of the Company that had not been authorized by Company's management or the Board of Directors. On August 8, 2001 one particular case filed by Mr. Bretz, Case No. BC252517, was dismissed by the Los Angeles California Superior Court holding that the Action by Unanimous Written Consent signed solely by Mr. Bretz was invalid because it failed to satisfy the requirements of California Corporation Code Section 307(b).

         Mr. Bretz' actions left the Company with no alternative but to file a complaint against Mr. Bretz for damages and injunctive relief for breach of fiduciary duty. On June 29, 2001 the Company filed Case No. BC353322 in Los Angeles California Superior Court captioned Auto-Graphics, Inc. vs. Robert H Bretz et al., alleging that Mr. Bretz has become disruptive and harmful to the business operations of the Company and has damaged the Company by his various actions including his excessive billings to the Company.

         As a response to the complaint filed by the Company, Mr. Bretz filed a derivative cross-complaint against three of the Company's officers, Robert
S. Cope, Michael K. Skiles and Michael F. Ferguson for breach of fiduciary duty, fraud & deceit, misrepresentation, breach of contract/employment, removal for cause and other declaratory and injunctive relief. The cross-complaint was filed on July 16, 2001 in Los Angeles California Superior
Court under Case No. BC353322.

         The Company's management believes that the derivative cross-complaint filed by Mr. Bretz does not have any merit and that it will eventually be dismissed. Until the above cases are resolved the Company will be required to expend substantial legal fees and related expenses.

         The Company filed a complaint in Los Angeles, California, Superior Court, Case No. BC261175 on October 6, 2001 against Pigisus, Inc. and its principals, Arthur and Candy Zemon. The suit alleges a lack of informed consent, fraud, deceit, intentional and negligent misrepresentation, lack of consideration, and breach of contract and seeks to rescind the contract for the Company's acquisition of the Wings software developed by Pigisus and seeks damages in excess of $400,000.

Item 2.  Changes in Securities and Use of Proceeds.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits:  None.

           (b) The Company filed Form 8-K under Item 5 "Other Events" on July 23, 2001. The Form reported that a series of events (lawsuits) have occurred which will have a material adverse effect on the Company's financial position and results of operations as disclosed in Part II
Item 1 "Legal Proceedings" above.

                             AUTO-GRAPHICS, INC.

                                Form 10-Q

                          PART II - OTHER INFORMATION


                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AUTO-GRAPHICS, INC.


Date:        11/19/01              ss/ Robert S. Cope
     ------------------------      -------------------------------------
                                   Robert S. Cope, Chairman of the Board
                                                       and President


Date:        11/19/01              ss/ Daniel E. Luebben
     ------------------------      -------------------------------------
                                   Daniel E. Luebben, Chief Financial
                                                   Officer and Secretary