Form 10-K
period 2001-12-31
AUTO GRAPHICS INC
filed 2002-04-16
CIK 8598

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ____________________ to ____________________.

      For the Fiscal Year Ended                  Commission File Number
          December 31, 2001                              0-4431


                               AUTO-GRAPHICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                    95-2105641
  -------------------------------                     ----------------
  (State or other jurisdiction of                     (I.R.S. employer
   incorporation or organization)                   identification number)


3201 Temple Avenue, Pomona, California                     91768
--------------------------------------                   ----------
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

                          Yes   [X]       No   [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant at March 29, 2002 was $1,600,000.

The number of shares of the registrant's Common Stock outstanding at March 29, 2002 was 4,997,234.

                       DOCUMENTS INCORPORATED BY REFERENCE
                           Except for exhibits, none.

PART I

ITEM 1. BUSINESS

Auto-Graphics, Inc. and its subsidiaries, (the Company) provides software products and services used to create, manage, publish and access information content via the Internet/Web.

Auto-Graphics Inc. (parent) provides products and services to libraries and print publishers.

A-G Canada Ltd. provides products and services to libraries across
Canada.

Datacat Inc. provides products and services to the Heating and Air Conditioning industry.

Dataquad, Inc. (majority owned) provides products and services to commercial customers.

Library Card Inc. (majority owned) provides access to library information for consumers. Operations were suspended in 2001 due to lack of revenue and capital.

Revenue is generated from direct sales, licensing and support of software products and services. Revenues are derived from a subscription or ASP (Application Service Provider) model, which includes "turn-key" software and support as well as outsourced Web "hosting" providing communications bandwidth, hardware, data management and facilities management for customer Web sites.

The Company's products and services are presently sold to the following general customer categories:

1) Libraries, especially library consortia requiring systems to create, manage, publish and access large bibliographic and holdings databases of multiple institutions used to implement resource sharing initiatives (interlibrary borrowing and loaning of materials) and services. Individual libraries that are in need of sophisticated library management software to assist them in the daily operation of their libraries.

2)	Traditional database publishers (encyclopedias, catalogs,
dictionaries and bibles) who use the Company's editorial products and typesetting services to create and publish proprietary content.

3)	Business and government customers who need an XML based content management system and related services enabling them to create, manage, publish and access databases and other information dynamically within and outside the enterprise using the Internet/Web or print media.

4)	Corporate publishers, primarily manufacturers and distributors, who publish catalogs and promotional content used in their sales and marketing programs including e-commerce applications.


New Products and Services

The new products and services offered by the Company in 2001 include the following:

Agent(TM) is an Internet/Web based "portal" product offering a powerful, easy-to-use interface to search, retrieve, and manipulate data from disparate and multiple sources concurrently. It searches repositories containing data in formats such as MARC, XML, PDF, word documents, SQL databases, and many others. Organizing the results from multiple sources narrows the volume of information available on the Internet quickly and thereby simplifies the searching process. By targeting multiple virtual or Z39.50 compliant library catalogs, the system becomes a virtual multi-library catalog. A physical union catalog using Impact/ONLINE(TM) (see below) can be included to provide even broader access and availability of content to those libraries not possessing the electronic technologies needed for virtual environments. Licensed full text databases as well as multiple library authorized and authenticated Web sources such as URL's (Universal Resource Locator Web site addresses) and subject oriented electronic databases can be included in a broadcast search, thereby enhancing and accelerating the information retrieval process. With the addition of optional Agent modules such as Interlibrary Loan Management and Cataloging, AGent leverages its flexible and modular approach to become an efficient resource sharing system.

Impact/VERSO(TM) is an Integrated Library System (ILS) based on software and related assets acquired in 2001. This purchase and resulting offering provide an opportunity for the Company to expand its current ASP (Application Service Provider) product/services offering in the library automation market. Acquisition of the Company's new ILS software on an ASP basis will provide libraries with a low capital investment alternative to their ILS needs, with no local software/hardware requirements other than a Web browser and a PC workstation, allowing the library and their patrons to access and utilize the library's bibliographic holdings information to manage inventory and circulation via the Internet/Web. Impact/VERSO can also be seamlessly integrated with the AGent product described above.

In 2001, the Company developed a database of web sites that provide educational, research, and general topical information. This database consists of over 16,000 entries and is currently being used by the Texas Education Agency to enhance and expand informational services to all public schools in Texas. The database is monitored and checked for appropriate content on a weekly basis to insure that all web sites are functional and do not contain inappropriate material. To effectively check over 16,000 web sites the Company developed a "spider" program that validates each web site in the database. Records that are not appropriate are removed and reviewed by the Company's editorial staff.


Existing Products and Services

Impact/ONLINE(TM) is an Internet/Web and union catalog based online bibliographic locator and interlibrary loan system. The second generation of Impact/ONLINE was completed and all customers completed upgrades to this version in 2001. In addition to incorporating and upgrading current technologies and expanding capacity, the new version of Impact/ONLINE includes a number of functional enhancements requested by users and broadens the Company's markets. Existing Impact/ONLINE customers can also seamlessly integrate the AGent product described above.

The Company has acquired, developed and owns a substantial bibliographic database (including exclusive North American rights to the REMARC(TM) database of over four million pre-1968 records) and also makes available public agency databases including those offered by the United States Library of Congress, National Library of Canada, British Library and many U.S. and Canadian public and university libraries as a compendium of databases containing over 25 million unique records. The Company provides online bibliographic records for use by its U.S. and Canadian library customers via the Internet/Web through a product known as Impact/MARCIT(TM).

Impact/CMS(TM) (Content Management System) is a modular editorial, publishing and management software system used to create, organize, maintain and manage information databases in XML (eXtensible Markup Language) or SGML (Standard Generalized Markup Language). The system can be configured for a single user or a multi-user enterprise system. Editorial revision control, iteration management and DTD (Document Type Definition) validation are important functional capabilities of the system. Integrated components include data content validation through the use of one or more Document Type Definition
(DTD) overlays, data authentication based on control and authority files, revision control and version control, complete record routing and approval management. The database resides under a Sequel relational database system. Impact/CMS(TM) can include a Web page preview capability used to validate electronic publishing compatibility. With the integration of Impact/WEB(TM) as an indexing and searching module, the CMS system provides a fully functioning Web publishing system. High-end composition system engines can be integrated or added to the CMS system to provide integrated composition and WYSIWYG viewing of the content for print applications as desired.

Impact/WEB (Web access and publishing software) is owned by Auto-Graphics and is licensed for resale to Dataquad and Datacat. The system is the core software for all Web publishing applications and solutions offered by the Company including the Impact/ONLINE (IOL) and AGent systems for libraries. This system provides custom indexing, search, content scoping, retrieval and display of database content. Customized modules include support for MS Sequel database, XML and MARC data and e-commerce features. Impact/WEB is a "stand alone" Web publishing system. DHTML (dynamic HTML) pages are created "on the fly" based on database, application and/or user specific parameters and standard tools such as Application Server Pages, thereby eliminating the high cost of creating and managing static HTML based Web sites.


Applications

Agent(TM) has been installed in approximately 50% of the individual libraries currently covered by the Impact/ONLINE(TM) union database contracts.

The Company has an Impact/ONLINE(TM) contract with the State of Texas (Texas Educational Agency or TEA) to develop and operate, on an outsourced hosting basis, an Internet/Web based online bibliographic database locator and interlibrary loan system linking up to 7,500 K-12 public school libraries (when the system is fully developed and implemented). Approximately 6,000 school libraries are currently included in this Texas statewide system.

The Company has similar statewide contracts (primarily public libraries) in the six and one province in Canada. Customers also include regional library organizations in several other states.

The Boeing Company uses the Impact/CMS(TM) product for the development and maintenance of a database containing all maintenance and support documentation for the C-17 Air Transport project for the U.S. Air Force. Houghton Mifflin Co. uses the CMS product to develop and maintain their English language database for publication of the American Heritage Dictionary and its several spin-off dictionaries (College, High School, Paperback, etc.). Affinity Group Database Publishing uses CMS to develop and maintain its database of North American campgrounds and amenities published annually in the "Trailer Life Campground, RV Parks and Services Directory".

Customers engaged in manufacturing and distribution use the Company's products and services to prepare catalogs for the marketing and sales of their own products and services. For example, Datacat produces an HVACR specific product database which is available on an annual site license basis to wholesalers and others in the HVACR (heating, ventilation, air conditioning and refrigeration) industry. This HVACR database, combined with the Company's flexible Internet/Web software, provides HVACR wholesalers and manufacturers the ability to quickly and easily publish custom catalogs over the Internet/Web. Customers may tailor their Internet catalogs with features such as custom indexing, multi-tier pricing and order entry (e-commerce). These catalogs may also be published on CD-ROM or in print.

The Company provides database composition services to major publishers such as Houghton Mifflin Co., Zondervan Bible Publishers and TL Enterprises.


Product Development

Core software embraces industry standard data structures, such as XML, SGML, and standards specific to the markets served, such as MARC and Z39.50 in the library community. These standards afford customers the ability to create, manage, publish and access databases for the benefit of the enterprise and its customers, suppliers and other categories of users independent of the media used to publish this data.

All new product development is being programmed in C++ and runs on Microsoft platforms. The Company is using N-tiered architecture to allow for customer implementation flexibility. Microsoft SQL Server provides the database engine for the Company's software product families. Development is based on an architecture that will work on multiple computer servers and which provides system scalability, as the Company's needs increase.

The Company currently employs 11 software engineers and two consultants.

Marketing

The technology utilized and developed in the Company's products and services is applicable to a diverse group of markets and customers. Marketing activities include public relations, advertising, display and presentation at industry trade shows, targeted mailings, telemarketing and e-messaging campaigns.

Products sold to the library market are generally sold by response to RFP's (requests for proposals) and, more frequently than not, competitive bidding managed by governmental purchasing departments. The Company maintains a bids and proposals department, which focuses on the identification of bidding opportunities and subsequent generation of all responses and documentation to respond to a Request for Proposal or Request for Information. Price points for the Company's various products/services are instrumental in determining the type of sales effort deployed by the Company, except that Internet advertising is used in all markets for the Company's products regardless of the price point of the various products/services.

The Company's strategy for entering emerging new markets in the future is focused on the Internet/Web "Portal" market and will utilize the new AGent product to capitalize on this emerging market opportunity. The Company's strategy for its Internet-centric products and services includes the continued development of new products and services in order to continually respond to the evolving needs of its existing and potential customer base. The Company will also expand strategic relationships with other companies or independent representatives who are already present or are otherwise knowledgeable about these prospective customers/markets.

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


Competition

The Company was an early entrant into the computerized database composition business and industry, and believes it may have been offering these products and services to the library and publishing markets longer than any of the other companies in competition with the Company today. Although the Company has been successful to date in securing many of the awarded contracts involving the development and implementation of Internet/Web based "online" bibliographic catalog and interlibrary loan services systems for state-wide, regional or other consortia of libraries, the Company has not been selected in competitive bidding for all of these contracts and, if this category of library products/services business continues to grow as the Company believes should be the case, increased emphasis on this products/services niche of the library market can be expected to generate increased attention, capability and effort by one or more of the Company's competitors in this now relatively small niche of the library market.

Software sales of the Impact/CMS(TM) and Impact/WEB(TM) systems as well as complementary design, development and processing services are highly competitive. There are no definitive market share statistics available, however, the market is sizable and there are many companies attempting to establish a position in this market. Many competitors are smaller and local in character; however, many are larger and national with greater financial and other resources than the Company. Purchase contracts are generally awarded according to the results of pricing, technical capability, customer references and service performance.

In seeking to expand its customers/markets in the Internet/Web publishing market, the Company can be expected to face intense competition from existing and future competitors with substantially greater financial, technical, marketing, distribution and other resources than the Company and, therefore, may be able to respond more quickly than the Company can to new challenging opportunities, technologies, standards or customer requirements. The Company will compete with other large, well-known software development and Internet/Web database platform companies that offer a variety of software products. Several large, well-known computer hardware manufacturers have entered the Internet/Web solutions and outsourced "hosting" business. The Company will also compete with a number of medium-sized, small and start-up companies that have introduced or are developing Internet/Web, management, publishing and e-commerce products. Increasing competition could result in pricing pressures negatively impacting margins available to companies competing in this market and could make it difficult or even impossible for the Company to gain recognition and acceptance of its particular line of these products and services. Of course, it is also possible that companies that are now, or, may be in the future, competing in the broader market where the Company is seeking to compete may determine to enter the Company's markets with adverse impact on the Company as a result of increased competition.


Company Background

The Company was founded in 1950 and incorporated in 1960 in the State of California. Beginning in 1964, the Company was one of the pioneers in computerized typesetting and database composition services for the library and publishing industries. Over the years, the Company has migrated its products and services to the most current technology required to address changing customer needs and requirements. The Company started in print, moved to microfilm/fiche, then to CD-ROM and now browser based Internet/Web as the media of choice for its products/services.


Offices/Employees

The Company's main office is in Pomona, California, in the greater Los Angeles area. The Company's wholly owned Canadian subsidiary, A-G Canada, Ltd., is located in Toronto, Canada. Marketing representatives are located in California, Missouri, Washington, Connecticut and Toronto, Ontario. The Company including its subsidiaries employs approximately 50 persons in all locations. The Company believes that relationships with its employees are fair following a major reduction in force.


ITEM 2. PROPERTIES

The Company leases its corporate office facility from a limited partnership owned by a current and a former director/stockholder of the Company ("Lessor") under a 15 year lease (five year with two five year options), which was approved and authorized by the independent members of the Company's Board of Directors in June 1986. The Company also has an option to purchase a one-third interest in the partnership from the Lessor for an amount not to exceed $150,000 subject to certain conditions. In 2001, the Company leased 19,460 square feet having an annual base rent of $234,000 (plus expenses). As of March 1, 2002, the Company has reduced its space occupied by approximately 26% from 19,460 square feet to 14,462 square feet. The reduction in space was completed following a reduction in staffing levels in the fourth quarter of 2001 and should result in a decrease in the Company's annualized rent of approximately $60,000 (plus expenses). The original lease expired in June, 2001 and the Company has remained in the facility as a hold-over tenant pending completion of negotiations on a new lease and approval by the independent members of the Board of Directors. The proposed rental rate for the lease renewal is equivalent to the rental rates paid by two unaffiliated tenants in the same building. The Company has also surveyed similar available office properties in the Pomona and surrounding areas and the lease rental rate is in the bottom quartile of the range of comparable properties. Since the Company did not renew the lease prior to March 31, 2002, the Company may be obligated to the Lessor for an additional $88,000 in rental payments for the period from July 1, 2001 through March 31, 2002 under the original lease. (See Note 5 of Notes to Consolidated Financial Statements). Management believes that the reconfigured space will be sufficient for the Company's current and foreseeable future needs. The Company leases small sales and/or sales support office space in Seattle, Washington, and in Toronto, Ontario, Canada for its wholly-owned subsidiary, A-G Canada, Ltd.


ITEM 3. LEGAL PROCEEDINGS

On May 9, 2001 the Company terminated the services of its long-time outside counsel, Robert H. Bretz. Mr. Bretz is also a director of the Company. Following Mr. Bretz' termination he began to file lawsuits for and on behalf of the Company that had not been authorized by Company's management or the Board of Directors. On August 8, 2001 one particular case filed by Mr. Bretz in the name of the Company, Case No. BC252517, was dismissed by the Los Angeles California Superior Court holding that the Action by Unanimous Written Consent signed solely by Mr. Bretz in reference to the filing of the case was invalid because it failed to satisfy the requirements of California Corporations Code Section 307(b).

On June 29, 2001 the Company filed Case No. BC353322 in Los Angeles California Superior Court captioned Auto-Graphics, Inc. vs. Robert H Bretz et al., alleging breach of fiduciary duty by Mr. Bretz and that Mr. Bretz had become disruptive and harmful to the business operations of the Company and damaged the Company by his various actions including his excessive billings to the Company.

As a response to the complaint filed by the Company, Mr. Bretz filed a derivative cross-complaint against three of the Company's officers, Robert S. Cope, Michael K. Skiles and Michael F. Ferguson for breach of fiduciary duty, fraud & deceit, misrepresentation, breach of contract/employment, removal for cause and other declaratory and injunctive relief. The original cross-complaint was filed on July 16, 2001 in Los Angeles California Superior Court under Case No. BC353322. The Company's management believes that the derivative cross-complaint filed by Mr. Bretz does not have any merit and that the Company will eventually prevail. The court ruled that the derivative cross-complaint was unlikely to benefit the Company or its shareholders and ordered Mr. Bretz to post the maximum ($50,000) bond in order to continue his lawsuit. The Company has been notified that Mr. Bretz has posted the bond on March 21, 2001. Mr. Bretz has filed a motion to exonerate the bond or for reconsideration of the court order to post the bond and a hearing on the matter is scheduled for May 23, 2002.

On December 10, 2001, Mr. Bretz filed another complaint in Los Angeles Superior Court under Case No. BC263256 against the Company, two of the Company's officers, Robert S. Cope and Daniel E. Luebben, the Company's general counsel, Craig O. Dobler, and a director, James R. Yarter. The complaint seeks to enforce a director's inspection and copying rights under California Corporations Code Section 1602 and seeks injunctive relief, attorney's fees and costs. The Company has denied access to some documents by Mr. Bretz until a suitable protective order may be implemented to protect the Company's interests. The Company and individual defendants have filed a demurrer (a formal objection to the legal sufficiency of the opponent's pleading), which is set for hearing on May 7, 2002.

On February 19, 2002, Mr. Bretz amended the complaint in Federal District Court under Case No. CV 01-5891 CAS originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking a shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. Mr. Bretz' complaint sought a preliminary injunction enjoining the holding of the shareholder's meeting scheduled for February 27, 2002 and the use of proxies based on a proxy statement, which Mr. Bretz alleges is false and misleading. The proxy statement (including revisions thereof) in question had been reviewed in detail on numerous occasions by the Securities and Exchange Commission ("SEC") during the period from October 2001 through January 2002. On February 7, 2002, the SEC reported to the Company that it had no further questions or comments on the preliminary (draft) proxy statement and that the Company could immediately proceed with the filing of that preliminary proxy statement as a definitive (final) proxy statement and issuance to the Company's shareholders in preparation for a shareholder's meeting on February 27, 2002. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or implemented until after a further hearing on March 22, 2002.
At the March 22, 2002 hearing on the request for a preliminary injunction, the court indicated that it would rule on the matter shortly. No ruling from the court has been received by the Company as of the date of this filing. The Company believes that Mr. Bretz is seeking to delay/block his removal from the Company's Board of Directors, which will further limit his ability to continue to harass the Company. In the interim, the Company is abiding by the court's order and has not made any announcements of the results of the voting. Due to the delay in the court's ruling, however, the Company will not be able to proceed with its shareholder meeting scheduled for May 15, 2002 and will be forced to reschedule the meeting to a date approximately 60 days after the court issues its ruling.

Because Mr. Bretz is an attorney licensed by the California State Bar, he is able to represent himself and perform all of his own legal work at virtually no cost to himself, while the Company must hire multiple attorneys to represent the Company and its officers. The Company has filed complaints with the California State Bar alleging violations of ethics codes by Mr. Bretz and the matters are currently being investigated by the State Bar. Until the courts or State Bar intervene, the Company will be required to expend substantial legal fees and related expenses to protect the Company's interests.

The Company filed a complaint in Los Angeles, California, Superior Court, Case No. BC261175 on November 6, 2001 against Pigasus, Inc. and its principals, Arthur and Candy Zemon. The suit alleges a lack of informed consent, fraud, deceit, intentional and negligent misrepresentation, lack of consideration, and breach of contract and seeks to rescind the contract for the Company's acquisition of the Wings software developed by Pigasus and seeks damages in excess of $400,000. Subsequently, Pigasus Software, Inc., Arthur Zemon and Candace Zemon filed suit in the Circuit Court of Saint Charles County, State of Missouri, Civil Action No. 01CV129525, against Auto-Graphics, Inc. for breach of contract, and they seek damages in excess of $500,000. Both actions were removed to the local Federal District Courts and the California District Court has transferred the matter to the District Court in Missouri. The parties have engaged in mediation, but were unable to reach agreement on a settlement.

In December 1999, the Company and an associate formed two new subsidiaries, Dataquad, Inc. and The LibraryCard, Inc. A third party investor invested $1.0 million in cash in each of the subsidiaries in return for a 24.5% ownership interest. In October 2000, the third party investor reported to the Company that he did not believe that the Company had fully performed all of its obligations under the subsidiary's securities sale and purchase transactions. The Company believes that the investor may be experiencing "buyer's remorse" following the recent significant decline in the market valuations for technology including Internet stocks. The Company is not aware of any facts upon which the investor could be expected to prevail in any action against the Company or its subsidiaries in connection with the investor's purchase of shares. No action has been commenced by the investor and the Company believes that a portion of any claim would be barred by the applicable statute of limitations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Stock quotations.
                                         2001
                    ----------------------------------------------
                            Bid                        Ask
                    --------------------      --------------------
Price Range          High          Low         High          Low
------------        -------      -------      -------      -------
First Quarter       $ 1.313      $  .531      $ 1.500      $  .625
Second Quarter        1.050         .510        1.100         .600
Third Quarter          .510         .350         .600         .450
Fourth Quarter         .440         .410         .650         .510


                                         2000
                    ----------------------------------------------
                            Bid                        Ask
                    --------------------      --------------------
Price Range          High          Low         High          Low
------------        -------      -------      -------      -------
First Quarter       $13.500      $ 5.333      $15.000      $ 5.667
Second Quarter       12.000        5.063       13.000        6.250
Third Quarter         5.500        2.250        6.500        2.875
Fourth Quarter        3.750        1.250        4.438        1.438


Share prices above have been retroactively adjusted to reflect a 3-for-1 stock split, which occurred on February 28, 2000. Trading in the Company's Common Stock is reported on the electronic OTC (Over-the-Counter) Bulletin Board under the symbol "AUGR" (Cusip Number 052725 10 8). The stock quotations set forth above have been provided by Pink Sheets LLC and represent the highest and lowest closing bid and asked prices quoted by broker/dealers making a market in the Company's Common Stock in the OTC market for the periods presented. Prices quoted do not include retail markup, markdown or commissions and may not reflect actual transactions in shares of the Company's stock.

As of December 31, 2001, the number of holder accounts of record (including depository and nominee or "street name") of the Company's Common Stock was approximately 227. The Company believes that the number of record and beneficial owners of the Company's Common Stock is in excess of 450 stockholders. The Company has never paid a cash dividend and there are no plans to do so in the near future. See Note 2 of Notes to Consolidated Financial Statements for information as to the bank loan restriction on the payment of dividends.


ITEM 6. SELECTED FINANCIAL DATA

Dollar amounts in thousands except per share data (which has been adjusted to reflect the 3-for-1 stock split in February 2000).

                                     Years Ended December 31,
                    ------------------------------------------------------
                      2001        2000        1999        1998        1997
                    -------     -------     -------     -------     -------
Operating results:
  Net sales         $ 8,615     $ 8,323     $ 8,391     $ 9,099     $10,036
  Net income/(loss)  (1,320)       (875)        105      (1,064)        212
  Basic Earnings/
    (loss)per share    (.26)       (.18)        .03        (.33)        .06
  Diluted Earnings/
    (loss)per share    (.26)       (.18)        .03        (.33)        .06

At year-end:
  Total assets        5,801       8,153      10,647       7,573       8,852
  Long-term debt         --       2,057       3,153       2,588       2,911


No cash dividends have been declared.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies

The Company maintains its accounting books and records in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and sales and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results may materially differ from those estimated. The Company's critical accounting policies include the following:

      +  Capitalized software development costs

      +  Amortization of software development costs

      +  Revenue Recognition

The Company accounts for internally developed software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." After technical feasibility has been established, the Company capitalizes the average cost per billable hour of its software development process including payroll and payroll benefits, training and recruiting costs. The Company collects and records the software development hours invested in software development projects. Annually, the Company evaluates these accumulated costs for recoverability against estimated future revenues and determines the amount, which will be capitalized. For the years 2001, 2000, and 1999, the Company capitalized $750,000, $775,000 and $750,000, respectively and the balance of $1,055,000, $832,000, and $386,000, respectively, of the gross software development costs were expensed through cost of sales. To the extent that more development costs are capitalized, the Company's net income will improve, and, to the extent that more software development costs are expensed instead of capitalized, the Company's net income will decline.

The Company amortizes its software development costs in accordance with the estimated economic life of the software. Studies within the library community have indicated that the typical library automation system once installed remains in use for an average of approximately 10 years. Because libraries are generally under-funded, libraries frequently cannot afford the latest computer hardware and software and therefore tend to utilize their system for a longer period of time than in the commercial world. The Company's typical product lifecycle has been about 15 years, which was true for its prior film/fiche product line, current CD-ROM product line and current Internet/Web product line, which has now been deployed for eight years and is still growing. To the extent the average actual useful life varies significantly from the estimated useful life, amortization expense may be understated or overstated. Generally, amortization expense averages less than 10% of the corresponding revenue stream.

Revenue recognition policies vary according to the nature of the revenue. The Company's primary revenue stream is outsourced web hosting services which are sold on a subscription basis. Services are billed in advance on an annual or quarterly basis. Revenue is recognized monthly on a pro-rata basis i.e., for a twelve month contract, one-twelfth of the revenue is recognized each month as services are rendered. Revenues which have been billed and collected in advance are booked to deferred income until the revenues are earned and services provided. Certain small annual subscriptions for databases and software support typically are recognized as revenue in the month they are billed during the year. Certain overhead costs for providing future software support services are accrued as expense in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and 98-9, and thereby matching revenues and expenses. Certain contract job processing services are progress billed and revenues recognized as the processing services are performed on a monthly basis. Certain software and hardware sales are billed when the product is shipped and title passes to the customer.


Liquidity and Capital Resources

The Company has incurred significant net losses totaling approximately $2.2 million ($0.875 million in 2000 and $1.32 million in 2001). The losses were for the most part planned and represented an effort to restore revenue growth through the launching of two new business initiatives. (The Company had previously raised a total of approximately $4.0 million in new equity in 1999 and early 2000 to fund Internet/Web new product development and new business initiatives). Two new companies were formed in December 1999, Dataquad, Inc. and The LibraryCard, Inc. with approximately $1,000,000 each in seed capital out of the above $4.0 million from an outside investor. Approximately $2.6 million of the gross losses over the last two years were derived from Dataquad and LibraryCard. The efforts were unsuccessful and both companies have failed to produce a growing revenue stream.

Dataquad

Dataquad markets XML based content management software products and services, which enable enterprises to create, organize, maintain, manage and deliver database and other information dynamically within and outside the enterprise including over the Internet/Web. Dataquad has been reduced to a minimal support level consistent with its software support and small project revenues and new product development has been curtailed (Impact/CMS product development was essentially completed in 2001). Staff have been terminated or reassigned to the Company and provide part-time support to Dataquad, which is being charged to Dataquad on an actual cost basis. The Company has advanced no funds to Dataquad.

LibraryCard

LibraryCard(TM) owns and operates an Internet/Web site, "www.LibraryCard.com", offering access to library type information services to consumers in their homes, schools, libraries and offices. LibraryCard revenues from book sales have been negligible and LibraryCard still lacks a viable business model necessary to operate. Efforts to raise additional capital or obtain outside sponsors have been unsuccessful and no source of additional funding has been identified or is expected. The staff of LibraryCard have been eliminated as all funds have been expended including a $250,000 loan and $54,000 cash advance from the Company. The Company does not plan to advance any more funds to LibraryCard. The Company's ability to advance further monies to LibraryCard is limited by the Company's bank line of credit agreement that restricts loans by the Company to all subsidiaries to a maximum aggregate total amount of $350,000. The loan by the Company was due to be repaid on October 31, 2001. LibraryCard has defaulted on the loan and the Company does not expect to be repaid. Since the loan was an intercompany loan and nearly all of the funds have already been expensed by LibraryCard, the default is not expected to have a material effect on the financial results of the Company. The web site is still operating with part-time support from the Company.

2002 Operating Plan

In the fourth quarter of 2001, Robert S. Cope, the Company's CEO for many years returned from retirement replacing Michael K. Skiles as President. A plan was quickly developed and implemented to stop the substantial losses and negative cash flow. The Company reduced its employment from 110 employees to 50 employees cutting estimated 2002 payroll by $2.5 million and cash expenses by an additional $800,000 consistent with expected revenues in 2002. As mentioned above, operations at the Company's new business initiatives, Dataquad and LibraryCard were reduced or suspended. The Company closed its Missouri and Maryland offices in October, 2001. The Company also vacated and consolidated occupied space in its Pomona headquarters and relinquished approximately 5,000 square feet (26% of its rented space) which had been on a month-to-month lease back to the lessor. As a result of these steps, the operating loss improved from the third quarter to the fourth quarter of 2001 by approximately $527,000 from $990,000 to $463,000 on comparable sales of $1.950 million per quarter. (See Note 8 to Notes to Consolidated Financial Statements). The fourth quarter included a reserve for severance benefits of approximately $215,000 and an additional $275,000 in accelerated amortization on database and software assets.

The Company has been and is re-evaluating all labor-intensive business segments in which it competes and has recently discontinued its retro-conversion business (the conversion of shelflist cards to electronic bibliographic records) where the market has dwindled to the point where it no longer justifies a continuation of the business. The Company is also evaluating the labor-intensive typesetting operations of its Publishing Division, which has also been declining for many years. We are, however, continuing the more profitable facets of the publishing business and intend to continue these sales as long as they provide a positive contribution to income.

Having exhausted the above new equity capital, the Company has refocused its resources on its core business of library services. The Company's strategy is to offer ASP (Application Service Provider) services through outsourced web hosting to its library customers sold on an annual subscription basis. This is very attractive to our customers because it eliminates the large upfront capital investment, and ongoing technical management and technical staff requirements that the library would otherwise require and also provides an affordable and predictable monthly budget for the library. With a core of highly competent technical personnel, computer equipment and the Internet/Web, the Company can offer a very cost effective solution for the library. The majority of this subscription business also forms an ongoing stream of recurring business each year under multiple year contracts.

The 2002 operating plan calls for revenues of $6.7 million down from $8.6 million in 2001. The plan calls for achieving $1,000,000 in new sales over a beginning backlog of $5.7 million, half of which has already been achieved as of March 2002. The plan is expected to restore the company to profitability, although significant risks remain. Should sales fall short of expectations, management plans to make further cuts in staff, if necessary, to maintain profitability. With approximately $1.2 million in estimated depreciation and amortization and profitable operating results, cash flow should be restored to more historical levels. The capital budget has been scaled down from $1.3 million in 2001 to approximately $600,000 in 2002 primarily representing internally developed software and a small amount of additional computer equipment. The Company plans no further acquisitions for the foreseeable future and will instead focus on the health of its core library business.
Free cash flow should be approximately $800,000 depending on the plan's success. By far the biggest threat to the profitability of the Company in 2002 remains the substantial legal expenses, which the Company is being forced to incur to protect its interests and fight the lawsuits initiated by the Company's former general counsel. (See Part II, Legal Proceedings herein).

The Company's liquidity has been adversely affected by the losses over the last two years. Working capital is a negative $2,631,000 and the Company's current ratio is now 0.28:1 at December 31, 2001 compared to working capital of $875,000 and a current ratio of 1.43:1 at December 31, 2000. (A normal current ratio is from 1.1:1 to 1.25:1). Working capital in 2002 is being adversely affected by the requirement to report the $1,272,000 line of credit as a current liability under generally accepted accounting principles since it matures in June of 2002 (see below). Gross accounts receivable is down $478,000 from 2000 to 2001 primarily due to lower sales levels (see below), improved collections and a gradual shift in the mix of business. The Company's primary Impact/ONLINE product is sold on an annual subscription basis with fees for services billed to the customer and paid annually or quarterly in advance. This cash is received and booked to customer advances (deferred income on the balance sheet) to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the actual cash is received, it is used to pay down the line of credit. A growing percentage of sales (currently over 50%) of the Company's sales revenues are now being paid through customer advances without ever flowing through accounts receivable. Therefore, we have an average accounts receivable balance in current assets that is approximately one-half what it would otherwise historically be and a substantial deferred income balance in current liabilities representing revenues to be earned from future services to customers who paid in advance. Since any available cash is used to reduce long-term debt and accounts receivable are lower than normal due to the terms of sale, working capital and the current ratio are below normal levels. Likewise, unbilled production costs (work in process inventory) are down $240,000 in 2001 from 2000. The volume of contract work is becoming a much smaller part of the business leading to lower inventory levels. The Company also wrote-off $106,500 in finished goods inventory associated with Pigasus Wings software product in the third quarter of 2001.

Management believes that liquidity and capital resources should be adequate to fund operations of the Company in 2002. The Company was in non-compliance with most of its financial loan covenants as of September 30, 2001 under its bank credit agreement with Wells Fargo Bank and was unable to paydown its line of credit to $2,250,000 on the October 1, 2001 due date because of a delay in a large customer payment (the Company received the customer payment and made the required payment to the bank on October 3, 2001). The Company's bank agreed to waive its default rights as a result of these violations and agreed to amend the terms of the credit facility to better conform to the Company's expected future results. The prior agreement required that the Company maintain consolidated cash balances equal to 40% of the maximum commitment in effect throughout the term of the agreement ($900,000 at December 31, 2001). At the Company's request, the bank eliminated this compensating balance requirement applying approximately $800,000 in otherwise idle cash to a paydown of the line of credit to $1.6 million, the new line of credit commitment. The interest rate on the line of credit is the bank prime rate plus one percentage point in effect from time to time (5.75% at December 31, 2001). The bank eliminated certain loan covenants and changed other covenants at the Company's request to better fit the Company's forecast. As of December 31, 2001, the Company was in compliance with all of its loan covenants.

The Company currently could use approximately $200,000 in additional short-term financing for the balance of the year and the Company's bank has been unwilling to increase the availability under the credit facility to accommodate this short-term need. The Company's bank line of credit facility matures in June 2002 and is therefore reported as a current liability in the Company's balance sheet for the year ended December 31, 2001 in accordance with SFAS No. 6 "Classification of Short-term Obligations Expected to be Refinanced." However, the bank has provided a written letter of intent to amend and extend the terms of the credit agreement for an additional year to assist the Company in its recovery plan, which new terms have not yet been finalized. The Company expects that the bank will continue to reduce the availability under the line of credit over the renewal period and increase the interest rates and fees charged to the Company under the credit facility.

The Company has been seeking proposals from other banks for the past several months to replace the Company's current bank and provide the additional financing desired by the Company. However, due to the substantial losses during the last two years, most commercial banks have not been willing to offer credit to the Company without a source of traditional collateral, which the Company lacks. At a minimum, two quarters to as much as two out of three years of profitability are required before a prospective commercial bank is willing to consider the Company's application for credit. There has been a definite tightening in credit availability to small businesses like the Company during the economic decline over the past year and a return to more asset-based lending policies. To help solve the short-term financing requirement, the Company has borrowed the maximum additional amount available under the cash surrender value of its key-man life insurance policies of approximately $64,000 and obtained additional short-term financing for computer equipment from a related party in the amount of $31,000 (See Notes 2 and 5 in Notes to the Consolidated Financial Statements). The Company's 2002 cash flow forecasts indicate that the financing shortfall will gradually decline over the balance of the year. The Company has no so-called special purpose entities or off-balance sheet or derivative financing of any kind.
All entities have been consolidated and all material intercompany accounts and transactions have been eliminated.

The Company has been and will be extending some vendor payments as a result of the lack of sufficient cash, working capital and available financing. Generally, the Company's vendors are cooperating and the Company is making every effort to pay the past due amounts over a reasonable period of time. This is particularly true of legal expenses which have been significant in 2001 and to date in 2002. (See Part I, Legal Proceedings). Unless and until the courts provide protection for the Company from the lawsuits being filed against the Company and its officers by the Company's former general counsel, the Company will be forced to incur substantial legal fees to protect its interests.

The Company has considered equity financing, however, the depressed stock market and the relatively poor market for new equity offerings as well as the low current stock price for the Company's Common Stock ($0.32 per share as of March 29, 2002) make this source of financing relatively unattractive. At the current stock price, an offering would raise a very modest amount of capital at a significant dilution to the existing shareholders. Management believes that the current stock price is well below its historical and underlying value and should increase as the Company begins to show profitable results and improved cash flow in 2002. Management believes that it would be more prudent to take steps to restore and raise the stock price before additional equity financing is further considered. Therefore, the Company has no current plans to enter the equity market to raise additional capital.

Net Cash Provided by Operating Activities was $1,041,000 in 2001 compared to Net Cash Used by Operating Activities of $512,000 in 2000. The negative cash flow in 2000 was primarily attributable to the start-up costs incurred by the two new subsidiaries, Dataquad and LibraryCard. The cash flow in 2001 attributable to (non-cash) depreciation and amortization was $1,784,000 compared to $1,412,000 in 2000 due partially to additional accelerated amortization of database and software assets. Net collection of accounts receivable was $478,000 in 2001 due to lower sales and improved cash collections. Other significant sources of Net Cash Provided by Operating Activities was an increase in Deferred Income, Accrued Payroll and Other Accrued Liabilities totaling $539,000. At December 31, 2001, the Company's principal financial commitments, other than its bank line of credit, involved the lease of computer equipment ($77,000) and the lease of corporate facilities in Pomona, California and in Toronto, Canada. (See Note 5 of Notes to Consolidated Financial Statements and Item 2. Properties herein).

The Company's principal use of cash for investing activities during 2001, 2000, and 1999 were directed primarily towards continuing the improvement and development of the Company's Impact/ONLINE(TM) software, to enhance the Impact/WEB search and retrieval engine and to further develop Dataquad's Impact/CMS(TM) (Content Management System) for the management and maintenance of XML databases. The amounts invested were $750,000, 775,000, and $750,000, respectively. The remainder of investing activities were to acquire hardware and software used to expand and enhance online services to the Company's current (and prospective) Internet/Web customers.

In February of 2001, the Company completed the purchase of software and related assets of Maxcess Library Systems, Inc. for approximately $196,000. This purchase and resulting Impact/VERSO(TM) product offering provides the Company with the opportunity to expand its current ASP (Application Service Provider) product/services into the library automation area to include a fully Internet/Web based Integrated Library System (ILS). Verso will be licensed to libraries, including as a replacement for those who currently use the Company's SLiMS (Small Library Management System) product for "in library" use or as an ASP (Application Software Provider) service. Acquisition of the Company's new ILS software on an ASP basis will provide libraries with a low capital investment alternative to their ILS needs, with no local software/hardware requirements (other than a PC workstation with a Web browser), allowing the library and their patrons to access and utilize the library's bibliographic holdings information via the Internet/Web.

In June 2001, the Company acquired the software and rights to Wings, an inter-library loan software program, from Pigasus, Inc. In October 2001, following a thorough evaluation of the Wings software and customer base, the Company concluded that the software did not conform to the representations made by the sellers and the Company has sought to rescind the contract to acquire the software. On November 6, 2001, the Company filed suit against Pigasus, Inc. and its principals and is seeking a judgment of the court that the contract is rescinded as well as monetary damages and attorney's fees. The Company has reversed the acquisition transaction and expensed approximately $206,500 associated with the transaction and related finished goods inventory. (See
Part II, Item 1. - Legal Proceedings).

Cash flows used for financing activities for the Company for the last three years have been applied to a reduction of long-term debt totaling over $2.2 million while the primary source of cash from investing activities was sales of stock totaling approximately $4 million. An $800,000 payment in December 2001 followed an amendment of the Company's bank loan agreement eliminating a compensating balance requirement saving approximately $20,000 in annual interest expense. (See Notes 2 of Notes to Consolidated Financial Statements). Also, in 2000 the Company repurchased stock from a former director/stockholder and a former officer of the Company ($380,000). (See
Note 6 of Notes to Consolidated Financial Statements).


RESULTS OF OPERATIONS

2001 Compared to 2000
---------------------
Overall, 2001 sales as compared to 2000 were up $292,000 or 3.5% from approximately $8.3 million in 2000 to $8.6 million in 2001. In March 2001, the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to an unaffiliated Japanese Company (for use exclusively in Japan) for a one-time license fee of $1.5 million. This transaction has had a material positive effect on the results of operations reported by the Company for the 1st Quarter of 2001 and year ended December 31, 2001. Excluding this license fee, 2001 sales would have been down approximately $1.2 million or 14.5% to approximately $7.1 million. Sales in Dataquad were down $484,000 due to completion of a large contract in 2000 and sales in publishing were down $435,000 in 2001. Library sales in Canada were down $245,000 due to the loss of a major contract.

Cost of sales was up $789,000 or 15% from 2000 to 2001 due partially to the increase in sales and due to a substantial increase in software development costs of approximately $600,000 all of which was expensed. Development projects included the completion of the second generation of the Impact/ONLINE(TM)family, completion of Impact/CMS and development of the new Impact/VERSO(TM)and AGent(TM) products.

Selling, general and administrative expenses in 2001 were essentially unchanged from 2000 at $4.2 million.

Net interest expense in 2001 was $129,000 up from $104,000 in 2000 due primarily to lower investment income due to declining interest rates and lower average cash balances in 2001 than in 2000.

Foreign exchange transaction losses in 2001 were $36,000 compared to $68,000 in 2000. The Canadian dollar has continued to fall in value relative to the US dollar losing another 6% in 2001. The consensus is that the Canadian dollar will continue to fall in value for the foreseeable future. (See Foreign Exchange below).

In 2001, the income tax benefit was $267,000 compared to a benefit of $98,000 in 2000 reflecting the future tax benefit of net operating loss carryforwards for federal, state and foreign tax purposes. At December 31, 2001, the Company has available federal, state and foreign net operating loss carryforwards of approximately $1,115,000 ($3,728,000 including all subsidiaries) $1,055,000 and $199,000, respectively, for income tax purposes. These net operating loss carryforwards expire in 2021 for federal taxes, 2007 for state and 2006 for foreign taxes. Because the NOL tax benefit for losses incurred in Dataquad and LibraryCard is unlikely to be realized, no tax benefit has been recognized and a valuation allowance has been established offsetting these potential future tax benefits.

The net loss in 2001 was $1,320,000 up from an $875,000 net loss in 2000. Both the basic and fully diluted loss per share was $0.26 per share in 2001 compared to $0.18 per share in 2000.


2000 Compared to 1999
---------------------
Overall, 2000 sales as compared to 1999 were down $69,000 or 0.8% from $8.39 million in 1999 to $8.32 million in 2000, essentially unchanged.

Overall, gross margins decreased $635,000 or 18% (from $3.5 million, or 41% of sales in 1999 to $2.9 million or 35% of sales in 2000). The decrease in gross margin results from losses (negative gross margin) in the amount of $493,000 that were attributable to start-up costs of the Company's two new subsidiaries, Dataquad and LibraryCard. The Company continues to emphasize its Internet/Web hosting library services, which are less labor intensive and, therefore, generally have higher gross margins than the high labor content work such as the publishing database business. As the mix of products and services offered by the Company continues to move toward higher margin business, gross margins should improve as a result when combined with the expectation that losses for LibraryCard will be substantially less than in 2000.

Selling, general and administrative expenses in 2000 increased $1,067,000 or 34%(from $3.15 million in 1999 to $4.22 million in 2000). The increase was primarily a result of increased expenses at the Company's two new subsidiaries, Dataquad and LibraryCard, where the combined expenses were $978,000 for 2000.

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


Foreign Exchange

The functional and reporting currency of the Company is the U.S. dollar, while the functional and reporting currency for A-G Canada Ltd., the Company's wholly owned Canadian subsidiary, is the Canadian dollar. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. The value of the Canadian dollar decreased in relation to the U.S. dollar in 2000 and 2001 (whereas the opposite occurred in 1999) resulting in a net foreign currency loss for the Company. Decreases in the value of the Canadian dollar will result in additional foreign currency translation losses, and increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange gains. Other than for sales by A-G Canada in Canada, all other transactions involving the Company are generally denominated in U.S. dollars. See Note 1 of Notes to Consolidated Financial Statements.


Recently Issued Accounting Pronouncements

See Note 1 "Recently Issued Accounting Pronouncements" of Notes to Consolidated Financial Statements.


ITEM 7a. MARKET RISK

See Note 1 "Foreign Currency Translation," "Credit Risk," and "Fair Value of Financial Instruments" of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements covered by Report of Independent Certified Public Accountants.
                                                                    Page
                                                                  Reference
                                                                  ---------
Report of Independent Certified Public Accountants                   23

Balance Sheets at December 31, 2001 and 2000                         24

Statements of Operations and Comprehensive Income (Loss)
  for years ended December 31, 2001, 2000 and 1999                   25

Statements of Stockholders' Equity for the
  years ended December 31, 2001, 2000 and 1999                       26

Statements of Cash Flows for the years
  ended December 31, 2001, 2000 and 1999                             27

Notes to Consolidated Financial Statements                           28

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Auto-Graphics, Inc.
Pomona, California

We have audited the accompanying consolidated balance sheets of Auto-Graphics, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-Graphics, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                                            BDO SEIDMAN, LLP



Los Angeles, California
March 14, 2002

                              AUTO-GRAPHICS, INC.
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

            ASSETS (Note 2)                            2001           2000
            ----------------------                 -----------    -----------
Current assets:
  Cash                                             $   122,029    $ 1,202,442
  Accounts receivable, less
    allowance for doubtful
    accounts ($145,000 in
    2001 and $38,000 in 2000)                          695,789      1,280,977
  Unbilled production costs                             11,013        251,088
  Other current assets                                 210,288        181,902
                                                   -----------    -----------
Total current assets                                 1,039,119      2,916,409
Software, net (Note 1)                               3,458,256      3,745,000
Equipment, furniture and
  leasehold improvements, net (Note 1)               1,216,175      1,376,592
Other assets                                            87,210        114,696
                                                   -----------    -----------
                                                   $ 5,800,760    $ 8,152,697
                                                   ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Current liabilities:
  Accounts payable                                 $   361,421    $   481,136
  Deferred income                                    1,255,006        982,166
  Accrued payroll and related liabilities              468,408        436,510
  Other accrued liabilities                            205,316         63,845
  Current portion of long-term debt (Note 2)         1,380,427         77,257
                                                   -----------    -----------
Total current liabilities                            3,670,578      2,040,914

Long-term debt, less current portion (Note 2)               --      2,056,876
Deferred taxes (Note 3)                                148,900        387,900
                                                   -----------    -----------
Total liabilities                                    3,819,478      4,485,690

Commitments and contingencies (Note 4)

Minority Interests (See Note 6)                       (119,714)       248,114

Stockholders' equity:
  Notes Receivable - Stock (Note 6)                    (75,364)       (77,500)
  Common Stock, 12,000,000
    shares authorized, 4,997,234
    shares issued and outstanding
    in 2001 and 2000 (Note 6)                        4,201,755      4,201,755
  Accumulated deficit                               (2,014,414)      (694,381)
  Accumulated other comprehensive loss                 (10,981)       (10,981)
                                                   -----------    -----------
Total stockholders' equity                           2,100,996      3,418,893
                                                   -----------    -----------
                                                   $ 5,800,760    $ 8,152,697
                                                   ===========    ===========
                 See Notes to Consolidated Financial Statements.

                             AUTO-GRAPHICS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                   Years ended December 31, 2001, 2000, 1999

                                    2001             2000             1999
                                -----------      -----------      -----------
Net sales                       $ 8,615,227      $ 8,322,604      $ 8,391,323

Costs and expenses
  Cost of sales                   6,228,027        5,439,035        4,872,445
  Selling, general
    and administrative            4,192,411        4,217,306        3,149,754
                                -----------      -----------      -----------
                                 10,420,438        9,656,341        8,022,199
                                -----------      -----------      -----------
Income/(loss) from operations    (1,805,211)      (1,333,737)         369,124

  Interest expense, net            (129,423)        (103,648)        (347,957)
  Foreign exchange gains/(losses)   (35,578)         (68,817)          52,591
  Other income/(expense)             15,351               --               --
                                -----------      -----------      -----------
Income/(loss) before taxes
  And minority interests         (1,954,861)      (1,506,202)          73,758

  Income tax benefit (Note 3)      (267,000)         (98,000)         (46,630)
  Minority interest in income/
    (loss) of subsidiaries         (367,828)        (533,504)          15,200
                                -----------      -----------       ----------
Net income/(loss)                (1,320,033)        (874,698)         105,188
                                -----------      -----------       ----------
  Foreign currency
    translation adjustments              --           11,196          (19,770)
                                -----------      -----------      -----------
Total comprehensive
  income/(loss)                 ($1,320,033)     $  (863,502)     $    85,418
                                ===========      ===========      ===========
Basic earnings(loss) per share  $      (.26)     $      (.18)     $       .03
                                ===========      ===========      ===========
  Weighted average
    shares outstanding (Note 1)   4,997,234        4,821,321        3,684,009
                                ===========      ===========      ===========
Diluted
  earnings(loss) per share      $      (.26)     $      (.18)     $       .03
                                ===========      ===========      ===========
  Weighted average
    shares outstanding (Note 1)   4,997,234        4,821,321        3,776,004
                                ===========      ===========      ===========

Note: Shares outstanding have been retroactively adjusted to reflect a 3-for-1 stock split which occurred on February 28, 2000. See Note 1 "Earnings per Share" in Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements.

                             AUTO-GRAPHICS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2001, 2000, 1999
                                                       Retained
                     Common Stock                      Earnings/       Other         Total
                 ----------------------     Notes    (Accumulated  Comprehensive  Stockholders'
                   Shares      Amount    Receivable     Deficit)   Income/(Loss)     Equity
                 ----------  ----------  ----------  ------------  -------------  -------------
Balances at
  January
   1, 1999        3,193,434  $1,230,347          --      $375,389  $      (2,407)    $1,603,329
 Net income                          --          --       105,188             --        105,188
 Notes Receivable                    --   ($127,500)           --             --       (127,500)
 Common Stock
  Issued in:
   Parent         1,654,200   1,225,501          --            --             --      1,225,501
   Subsidiaries
    Net of Minority
    Interests                 1,343,350          --            --             --      1,343,350
 Common Stock
  Retired           (62,700)     (5,866)         --       (41,600)            --        (47,466)
 Foreign Currency
  Translation
  Adjustments                        --          --            --        (19,770)       (19,770)
                 ----------  ----------  ----------  ------------  -------------  -------------
Balances at
  December
   31, 1999       4,784,934   3,793,332    (127,500)      438,977        (22,177)     4,082,632
Net loss                             --          --      (874,698)            --       (874,698)
Common Stock
  Issued in:
   Parent           225,000     930,000          --            --             --        930,000
Warrants exercised
  in Parent         240,000       8,800          --            --             --          8,800
Common Stock
  Retired          (252,700)   (171,848)         --      (258,660)            --       (430,508)
Note Receivable                      --      50,000            --             --         50,000
Cost of Equity
  Funding                      (253,760)         --            --             --       (253,760)
Change in
  Minority Interest            (104,769)         --            --             --       (104,769)
Foreign Currency
  Translation
  Adjustments                        --          --            --         11,196         11,196
                -----------  ----------  ----------  ------------  -------------  -------------
Balances at
  December
   31, 2000       4,997,234   4,201,755     (77,500)     (694,381)      $(10,981)   $ 3,418,893
Note Receivable                      --       2,136            --             --          2,136
Net loss                             --                (1,320,033)            --     (1,320,033)
                -----------  ----------  ----------  ------------  -------------  -------------
Balances at
  December
   31, 2001       4,997,234  $4,201,755  $  (75,364) $ (2,014,414) $     (10,981) $   2,100,996
                ===========  ==========  ==========  ============  =============  =============

See Notes to Consolidated Financial Statements.

                             AUTO-GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 2001, 2000, 1999
                                          2001          2000         1999
                                      -----------   -----------   -----------
Cash flows from operating activities:
  Net income/(loss)                   $(1,320,033)  $  (874,698)  $   105,188
  Adjustments to reconcile net
    Income/(loss) to net cash provided
    by (used in) operating activities:
        Depreciation and amortization   1,783,679     1,412,328     1,381,053
        Deferred taxes                   (272,000)      (98,000)      (74,000)
        Allowance for doubtful accounts   107,000            --            --
        Minority Interest                (367,828)     (533,504)       15,200
    Changes in operating assets
      and liabilities, net of the
      effect of acquisitions
        Accounts receivable               478,188       138,991       276,121
        Unbilled production costs         240,075      (223,197)       58,682
        Other current assets                4,614       (72,407)      204,933
        Other assets                      (31,777)       36,616        27,874
        Accounts payable                 (119,715)      187,592      (341,215)
        Deferred income                   272,840      (281,463)      452,067
        Accrued payroll and
          related liabilities             124,928      (145,922)      (93,925)
        Other accrued liabilities         141,471       (58,091)       37,876
                                      -----------   -----------   -----------
Net cash provided by (used in)
  operating activities                  1,041,442      (511,755)    2,049,854
                                      -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures                   (386,817)     (654,085)     (664,335)
  Capitalized software development       (750,000)     (775,000)     (750,000)
  Purchase of Maxcess Software           (196,261)           --            --
  Investment in Dataquad, Inc.                 --            --        (1,500)
  Investment in The LibraryCard, Inc.          --            --        (1,500)
                                      -----------   -----------   -----------
Net cash used in investing             (1,333,078)   (1,429,085)   (1,417,335)
                                      -----------   -----------   -----------

Cash flows from financing activities:
  Borrowings under long-term debt          31,430       100,287            --
  Payments under long-term debt          (807,564)   (1,026,945)     (375,000)
  Borrowings under life insurance          55,823            --         7,064
  Borrowings (payments) under
    capital lease, net                    (70,602)      (69,430)      223,250
  Proceeds from stock/warrant sales         2,136       685,041     3,106,000
  Repurchase of capital stock                  --      (380,508)      (47,466)
                                      -----------   -----------   -----------
  Net cash provided by (used in)
    financing activities                 (788,777)     (691,555)    2,913,848
                                      -----------   -----------   -----------
Net increase/(decrease) in cash        (1,080,413)   (2,632,395)    3,546,367

  Foreign currency effect on cash              --        18,551       (22,825)

  Cash at beginning of year             1,202,442     3,816,286       292,744
                                      -----------   -----------   -----------
Cash at end of year                   $   122,029   $ 1,202,442   $ 3,816,286
                                      ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2001, 2000, 1999

1.      Summary of significant accounting policies.

        Description of Business

        Auto-Graphics, Inc., a California corporation incorporated in 1960, including its wholly-owned A-G Canada, Ltd. and Datacat, Inc. subsidiaries and its majority-owned (61%) subsidiaries Dataquad, Inc. and The LibraryCard, Inc. (the "Company") provides software products and services used to create, convert, organize, manage and deliver database information via the Internet/Web, CD-ROM and/or print media.

A-G Canada, a Canadian corporation created in 1997, provides software products and services to customers in the library community in Canada.

Dataquad markets XML based content management software products and services, which enable enterprises to create, organize, maintain, manage and deliver database and other information dynamically within and outside the enterprise including over the Internet/Web. Operations have been reduced to a level consistent with backlog and product development suspended.

LibraryCard operates an Internet/Web site, "www.LibraryCard.com", offering access to library type information services to consumers in their homes, schools, libraries and offices. Operations have been suspended due to a lack of revenue and capital.

        Basis of Presentation

        The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

        Revenue Recognition

        Sales are recognized as services are rendered monthly on a subscription basis and when finished goods (software, equipment, databases, etc.) are shipped to customers. Certain overhead costs for future software support services are accrued in accordance with American Institute of Certified Public Accountant's Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 and SOP 98-9. Revenues for which payment has been received are treated as deferred income until services are provided and revenues have been earned.

        Use of Estimates

        The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and sales and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results may materially differ from those estimated.

        Foreign Currency Translation

        The functional and reporting currency for operations located in Canada is the Canadian dollar. Consequently, assets and liabilities must be translated into U.S. dollars using current exchange rates and the effects of the foreign currency translation adjustments are accumulated as other comprehensive income and included as a component of stockholders' equity. The net foreign exchange transaction losses for 2001 were $35,578, for 2000 were $68,817 and transaction gains of $52,591 in 1999 and are included in "Other income/(expense)" in the Consolidated Statements of operations and Comprehensive Income/(Loss). All other Company transactions are currently denominated in U.S. dollars.

        Credit Risk

        The Company performs ongoing credit evaluations of its customers and generally requires cash deposits in advance of providing services. The Company maintains reserves for potential losses from uncollectible accounts, and actual losses have exceeded management's expectations due to the U.S. economic decline in 2001. The Company may be exposed to credit risk for trade receivables beyond the reserves established by the Company for this purpose. The Company places its cash with high credit quality financial institutions and, at times, the balance may be in excess of the FDIC limit. (See Segment Reporting below).

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

        Unbilled Production Costs

        Costs associated with work in process (WIP) include: labor, materials, and operations overhead (excluding selling, general and administrative expenses) are stated at the lower of cost or net realizable value, and are removed from WIP on a standard cost basis.

        Software

        Software is recorded at historical cost. Software at December 31, 2001 and 2000, consist of the following:

                                               2001             2000
                                            -----------      -----------
        Computer software and database      $ 6,925,013      $ 8,704,485
        Less accumulated amortization         3,466,757        4,959,485
                                            -----------      -----------
                                            $ 3,458,256      $ 3,745,000
                                            ===========      ===========

        Asset Purchase of Maxcess Library Systems Software: In February 2001, the Company completed the purchase of software and related assets of Maxcess Library Systems, Inc. for approximately $196,000. The purchase and resulting Verso product offering will provide the Company with the opportunity to expand its current ASP (Application Service Provider) product line into the integrated library automation business and replace the Company's Slims software product.

        Asset Purchase of Pigasus Wings Software: In June 2001, the Company acquired the software and rights to Wings, an inter-library loan software program from Pigasus, Inc. In October 2001, following a thorough evaluation of the Wings software and customer base, the Company concluded that the software did not conform to the representations made by the sellers and the Company has sought to rescind the contract to acquire the software. On November 6, 2001, the Company filed suit against Pigasus, Inc. and its principals and is seeking a judgment of the court that the contract is rescinded as well as monetary damages and attorney's fees. The Company has reversed the acquisition transaction and expensed approximately $206,500 in expense associated with the transaction and related finished goods inventory.

        Asset Retirements: Fully amortized software having an original cost of 2,933,885 was retired in 2001.

        Amortization: Certain costs incurred related to the development and purchase of computer software are capitalized and amortized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". In accordance with EITF (Emerging Issues Task Force) Issue 00-02, "Accounting for Web Site Development Costs", certain marketing costs incurred to develop Web sites are expensed. Amortization is based on the straight-line method and commences in the first full year of product availability and continues over the product's estimated useful life. The estimated useful life for computer software and databases is seven years based on its estimated economic life. Unamortized computer software was approximately $3,458,000 in 2001, and $3,745,000 in 2000. Amortization of computer software was approximately $1,441,000 in 2001, $939,000 in 2000 and $838,000 in 1999.

        Equipment, Furniture and Leasehold Improvements

        Equipment, furniture and leasehold improvements are recorded at historical cost. Equipment, furniture and leasehold improvements at December 31, 2001 and 2000, consist of the following:

                                               2001             2000
                                            -----------      -----------
        Equipment                             2,005,075        3,212,987
        Furniture and fixtures                  729,184          731,135
        Leasehold improvements                  273,974          273,974
                                            -----------      -----------
                                              3,008,233        4,218,096
        Less accumulated depreciation         1,792,058        2,841,504
                                            -----------      -----------
                                            $ 1,216,175      $ 1,376,592
                                            ===========      ===========

        Asset Retirements: Fully depreciated fixed assets having an original cost of 1,388,530 were retired in 2001.

        Useful Lives: The following estimated useful lives are generally observed for the respective asset categories:

        Equipment              - 5 years
        Furniture and fixtures - 5 to 10 years
        Leasehold improvements - the lesser of 5 to 15 years,
                                   or the lease term

        Depreciation: Depreciation is based on the straight-line method over the estimated useful life of the asset and commences in the year the asset is placed in and/or is available for service or sale using the half-year convention method. Depreciation was $339,000 in 2001, $473,000 in 2000 and $543,000 in 1999.


        Impairment Of Long-lived Assets

        The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.


        Earnings Per Share

        Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. Common Stock equivalents in 1999 were 91,995. For the year ended December 31, 2001 and 2000 there were no warrants, options or convertible securities outstanding.

        On January 31, 2000, the Company announced a 3-for-1 stock split of its Common Stock to shareholders of record on February 12, 2000, which occurred on February 28, 2000. Two additional shares were issued for each share held on the record date. Following the stock split, shares authorized increased from 4,000,000 to 12,000,000. (See Note 6 Stockholders' Equity). Share amounts in the Statement of Operations including basic and diluted earnings per share, the Consolidated Balance Sheet, and Consolidated Statements of Stockholders' Equity, and Notes to Consolidated Financial Statements have been adjusted retroactively to reflect the stock split for the periods presented.

        Comprehensive Income

        The Company accounts for comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in interim and annual financial statements. Comprehensive income is defined as the change in the equity (net assets) of an entity during a period from transactions, events and circumstances excluding all transactions involving investments by or distributions to the owners.

        Supplemental Disclosure of Cash Flow Information

        The Company paid net interest in the amount of $176,034 in 2001, $103,648 in 2000, and $342,815 in 1999. The Company paid income taxes in the amount of $2,147 in 2001, $16,702 in 2000, and $19,295 in 1999.

        Stock Based Compensation

        As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has continued to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

        There are presently no outstanding grants under the Company's 1997 Non-Qualified Stock Option Plan and the "2002 Qualified and Non-qualified Stock Option Plan". (See Note 6 Stockholders' Equity "1997 Non-Qualified Stock Option Plan" and "2002 Qualified and Non-qualified Stock Option Plan").

        Segment Reporting

        As of the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for reporting information about operating segments in interim and annual financial statements.

        The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the years ended December 31, 2001, 2000, and 1999:
                                      2001            2000            1999
                                   ----------      ----------      ----------
    Geographic areas
    Net sales
        United States              $5,740,996      $6,663,704      $6,648,752
        Foreign - Canada            1,368,205       1,635,295       1,693,966
        Foreign - primarily
                  Japan/Other       1,506,026          23,605          48,605

    Long-lived assets, net
        United States               4,607,929       5,005,602       4,916,734
        Foreign - Canada               66,502         115,990         193,497

        The Company has one customer, the Texas Education Agency (TEA), which represents approximately 15% in 2001, 12% in 2000, and 10% in 1999 of the Company's sales. The Company has a contract with TEA to develop and operate, on an outsourced "hosting" basis, an Internet/Web based online bibliographic database locator and interlibrary loan system linking approximately 7,500 kindergarten through grade 12 public school libraries when the system is fully developed and implemented. Management believes that the loss of a single large customer, such as the TEA, would have a material adverse effect on the Company.

        Also in March 2001, the Company licensed use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to a Japanese Company for use exclusively in Japan for a one-time license fee of $1.5 million. This transaction, which represents approximately 17% of annual sales, has had a material effect on the results of operations reported by the Company for the 1st Quarter and year ended December 31, 2001.

        Recently Issued Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes the adoption of SFAS 141 and SFAS 142 will have no material impact on its financial statements.

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


2.      Long-term Debt.

        Long-term debt at December 31, 2001 and 2000 consists of the following:

                                                2001            2000
                                             ----------      ----------
Revolving line of credit with
  interest at the bank prime
  rate plus one percent (5.75%
  at December 31, 2001) secured
  by all of the assets of the
  Company and its subsidiaries               $1,271,950      $1,986,694

Capital lease of computer equipment
  with monthly payments of $7,371                77,047         147,439

Note payable for computer equipment
  with monthly payments of $2,619
  (See Note 5)                                   31,430              --

                                             ----------      ----------

Total debt                                    1,380,427       2,134,133

  Less current portion                        1,380,427          77,257
                                             ----------      ----------
Long-term portion                            $       --      $2,056,876
                                             ==========      ==========

        The Company was in non-compliance with most of its financial loan covenants as of September 30, 2001 under its bank credit agreement and was unable to paydown its line of credit to $2,250,000 on the October 1, 2001 due date because of a timing delay in a large customer payment (the Company made the required payment on October 3, 2001). The Company's bank agreed to waive its default rights as a result of these violations and agreed to amend the terms of the credit facility to better conform to the Company's expected future results. The prior agreement required that the Company maintain consolidated cash balances equal to 40% of the maximum commitment in effect throughout the term of the agreement ($900,000 at December 31, 2001). At the Company's request, the bank eliminated this compensating balance requirement applying $800,000 in cash to a paydown of the line of credit to a revised maximum commitment of $1.6 million. The interest rate on the line of credit is the bank prime rate plus one percentage point in effect from time to time (5.75% at December 31, 2001). The Company's bank line of credit facility matures in June 2002 and is therefore reported as a current liability in the Company's balance sheet for the year ended December 31, 2001 in accordance with SFAS No. 6 "Classification of Short-term Obligations Expected to be Refinanced." The credit line is secured by all of the assets of the Company and its subsidiaries. It also requires that the Company maintain certain minimum financial covenant ratios, restricts the payment of cash dividends and limits the amount of certain types of equity investments, and the repurchase of Company stock as well as limiting the amount of loans to third parties and subsidiaries. As of December 31, 2001, the Company was in compliance with all of its loan covenants. The bank has provided a written letter of intent and offered to amend and extend the terms of the credit agreement for an additional year to assist the Company in its recovery plan, which new terms have not yet been finalized. The Company expects that the bank will continue to reduce the availability under the line of credit over the renewal period and increase the interest rates and fees charged to the Company under the credit facility.

        As of December 31, 2001, the Company had $230,620 in computer equipment under a capital lease. Accumulated amortization on these assets was $115,310 at December 31, 2001. The present value of minimum lease payments at December 1999 was $223,000. The following is a schedule of future minimum lease payments required under the capital leases together with their estimated present values:

                Year Ending December 31, 2002
           ---------------------------------------
                                         $  81,081
                                         ---------
           Total Minimum Lease Payments     81,081
               Less interest                (4,034)
                                         ---------
           Present Value of
             Minimum Lease Payments         77,047
               Less Current Portion        (77,047)
                                         ---------
           Long-term Portion             $      --
                                         =========


3.      Taxes Based on Income.

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

        The provision/(benefit) for taxes based on income is composed of the following for the years ended December 31, 2001, 2000 and 1999:

                                         2001          2000          1999
                                      ---------     ---------     ---------
Current taxes based on income
                  Federal             $      --     $ (10,000)    $  22,000
                  State                   5,000         8,000         5,000
                  Foreign                    --         2,000            --
                                      ---------     ---------     ---------
                                          5,000            --        27,000
                                      ---------     ---------     ---------
Deferred taxes based on income
                  Federal              (237,000)      (68,000)      (68,000)
                  State                 (35,000)        5,000        28,000
                  Foreign                    --       (35,000)      (34,000)
                                      ---------     ---------     ---------
                                       (272,000)      (98,000)      (74,000)
                                      ---------     ---------     ---------
                                      $(267,000)    $ (98,000)    $ (47,000)
                                      =========     =========     =========

        A reconciliation of the provision/(benefit) for taxes based on income follows for the years ended December 31, 2001, 2000 and 1999:

                                         2001          2000          1999
                                      ---------     ---------     ---------
Statutory U.S. Federal income tax     $(665,000)    $(512,000)    $  25,000
Adjustments for foreign tax rates        (2,000)        6,000         9,000
Change in valuation allowance           475,000       300,000       (23,000)
State tax, net of Federal benefit      (116,000)      (89,000)        4,000
Benefit of prior year NOL carryforward       --       180,000       (98,000)
Other                                    41,000        17,000        36,000
                                      ---------     ---------     ---------
                                      $(267,000)    $ (98,000)    $ (47,000)
                                      =========     =========     =========

        The statutory U.S. Federal income tax rate was 34% in 2001, 2000 and 1999. The deferred tax assets and liabilities are composed of the following at December 31, 2001 and 2000:
                                         2001          2000
                                      ---------     ---------
Deferred tax liabilities:
  Tax over book amortization and
    depreciation                      $ 626,000     $ 680,000
                                      ---------     ---------
Deferred tax assets:
  Net operating loss                  1,501,000       821,000
  Bad debts/accrued vacation/other       90,000        76,000
                                      ---------     ---------
 Total deferred tax assets            1,591,000       897,000

 Valuation allowance                 (1,006,000)     (531,000)
                                      ---------     ---------
Net deferred tax assets                 585,000       366,000
                                      ---------     ---------
Net deferred tax liability            $  41,000     $ 314,000
                                      =========     =========

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. The valuation allowance at December 31, 2001, 2000 and 1999 reflects an unrecognized U.S. and foreign tax loss carryforward. At December 31, 2001, the Company has available federal, state and foreign net operating loss carryforwards of approximately $1,115,000 ($3,728,000 including all subsidiaries) $1,055,000 and $199,000, respectively, for income tax purposes. These net operating loss carryforwards expire in 2021 for federal taxes, 2007 for state and 2006 for foreign taxes.


4.      Commitments and Contingencies.

        The Company incurred total facilities and equipment lease and rental expense of approximately $304,000 in 2001, $307,000 in 2000, and $374,000 in
1999. The Company is obligated under certain non-cancelable operating leases for office facilities and equipment expiring in 2002, 2003 and 2004.

Approximate future minimum lease commitments as of December 31, 2001 are as follows:

                       Years ended              Operating
                       December 31,              Leases
                       ------------            -----------
                           2002                 $  79,000
                           2003                    33,000
                           2004                    19,000
                                                ---------
      Total minimum lease payments              $ 131,000
                                                =========

        On November 1, 2000 the Company entered into a line of credit agreement with its majority-owned subsidiary, LibraryCard, whereby the Company agreed to loan LibraryCard up to $250,000 for use as working capital during the twelve month period ending October 31, 2001. As of December 31, 2001, a total of $304,000 had been advanced and loaned by the Company to LibraryCard. The outstanding balance of this credit line was scheduled to be repaid by no later than October 31, 2001. LibraryCard has defaulted on its loan from the Company and the Company anticipates that the full amount advanced under the $250,000 line of credit will not be repaid without a cash infusion/investment into LibraryCard, which is not currently expected. No interest income has been accrued and the loan is an intercompany loan and LibraryCard has expensed virtually all of the cash advance, therefore the loan default is not expected to have a material adverse effect on the results of operations or financial condition of the Company.

        On May 9, 2001 the Company terminated the services of its long-time outside counsel, Mr. Robert H. Bretz. Mr. Bretz is also a director of the Company. Following Mr. Bretz' termination he began to file lawsuits for and on behalf of the Company that had not been authorized by Company's management or the Board of Directors. On August 8, 2001 one particular case filed by Mr. Bretz in the name of the Company, Case No. BC252517, was dismissed by the Los Angeles California Superior Court holding that the Action by Unanimous Written Consent signed solely by Mr. Bretz in reference to the filing of the case was invalid because it failed to satisfy the requirements of California Corporations Code Section 307(b).

        On June 29, 2001 the Company filed Case No. BC353322 in Los Angeles California Superior Court captioned Auto-Graphics, Inc. vs. Robert H Bretz et al., alleging breach of fiduciary duty by Mr. Bretz and that Mr. Bretz had become disruptive and harmful to the business operations of the Company and damaged the Company by his various actions including his excessive billings to the Company.

        As a response to the complaint filed by the Company, Mr. Bretz filed a derivative cross-complaint against three of the Company's officers, Robert S. Cope, Michael K. Skiles and Michael F. Ferguson for breach of fiduciary duty, fraud & deceit, misrepresentation, breach of contract/employment, removal for cause and other declaratory and injunctive relief. The original cross-complaint was filed on July 16, 2001 in Los Angeles California Superior Court under Case No. BC353322. The Company's management believes that the derivative cross-complaint filed by Mr. Bretz does not have any merit and that the Company will eventually prevail. The court ruled that the derivative cross-complaint was unlikely to benefit the Company or its shareholders and ordered Mr. Bretz to post the maximum ($50,000) bond in order to continue his lawsuit. The Company has been notified that Mr. Bretz has posted the bond on March 21, 2001. Mr. Bretz has filed a motion to exonerate the bond or for reconsideration of the court order to post the bond and a hearing on the matter is scheduled for May 23, 2002.

        On December 10, 2001, Mr. Bretz filed another complaint in Los Angeles Superior Court under Case No. BC263256 against the Company, two of the Company's officers, Robert S. Cope and Daniel E. Luebben, the Company's general counsel, Craig O. Dobler, and a director, James R. Yarter. The complaint seeks to enforce a director's inspection and copying rights under California Corporations Code Section 1602 and seeks injunctive relief, attorney's fees and costs. The Company has denied access to some documents by Mr. Bretz until a suitable protective order may be implemented to protect the Company's interests. The Company has filed a demurrer (a formal objection to the legal sufficiency of the opponent's pleading), which is set for hearing on May 7, 2002. Should Mr. Bretz be voted off of the board of directors, the Company expects the suit will be dismissed by the court.

        On February 19, 2002, Mr. Bretz amended the complaint in Federal District Court under Case No. CV 01-5891 CAS originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order
(TRO) and preliminary injunction blocking a shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. Mr. Bretz' complaint sought a preliminary injunction enjoining the holding of the shareholder's meeting scheduled for February 27, 2002 and the use of proxies based on a proxy statement, which Mr. Bretz alleges is false and misleading. The proxy statement (including revisions thereof) in question had been reviewed in detail on numerous occasions by the Securities and Exchange Commission ("SEC") during the period from October 2001 through January 2002. On February 7, 2002, the SEC reported to the Company that it had no further questions or comments on the preliminary (draft) proxy statement and that the Company could immediately proceed with the filing of that preliminary proxy statement as a definitive (final) proxy statement and issuance to the Company's shareholders in preparation for a shareholder's meeting on February 27, 2002. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or implemented until after a further hearing on March 22, 2002. At the March 22, 2002 hearing on the request for a preliminary injunction, the court indicated that it would rule on the matter shortly. No ruling from the court has been received by the Company as of the date of this filing. The Company believes that Mr. Bretz is seeking to delay/block his removal from the Company's Board of Directors, which will further limit his ability to continue to harass the Company. In the interim, the Company is abiding by the court's order and has not made any announcements of the results of the voting. Due to the delay in the court's ruling, however, the Company will not be able to proceed with its shareholder meeting scheduled for May 15, 2002 and will reschedule the meeting to a date approximately 60 days after the court issues its ruling.

        Because Mr. Bretz is an attorney licensed by the California State Bar, he is able to represent himself and perform all of his own legal work at virtually no cost to himself, while the Company must hire multiple attorneys to represent the Company and its officers. The Company has filed complaints with the California State Bar alleging violations of ethics codes by Mr. Bretz and the matter is currently being investigated by the State Bar. Until the courts or State Bar intervene, the Company will be required to expend substantial legal fees and related expenses to protect the Company's interests.

        The Company filed a complaint in Los Angeles, California, Superior Court, Case No. BC261175 on November 6, 2001 against Pigasus, Inc. and its principals, Arthur and Candy Zemon. The suit alleges a lack of informed consent, fraud, deceit, intentional and negligent misrepresentation, lack of consideration, and breach of contract and seeks to rescind the contract for the Company's acquisition of the Wings software developed by Pigasus and seeks damages in excess of $400,000. Subsequently, Pigasus Software, Inc., Arthur Zemon and Candace Zemon filed suit in the Circuit Court of Saint Charles County, State of Missouri, Civil Action No. 01CV129525, against Auto-Graphics, Inc. for breach of contract, and they seek damages in excess of $500,000.
Both actions were removed to the local Federal District Courts and the California District Court has transferred the matter to the District Court in Missouri. The parties have engaged in mediation, but were unable to reach agreement on a settlement.

        From time to time, the Company is involved in legal proceedings incidental to its normal business activities. Management does not believe that the outcome of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


5.      Related Party Transactions.

        The Company leases its corporate office facility from a limited partnership owned by a current and a former director/stockholder of the Company ("Lessor") under a 15 year lease, which was approved and authorized by the independent members of the Company's Board of Directors in June 1986. The Company also has an option to purchase a one-third interest in the partnership from the Lessor for an amount not to exceed $150,000 subject to certain conditions. In 2001, the Company leased 19,460 square feet having an annual base rent of $234,000 (plus expenses). As of March 1, 2002, the Company has reduced its space occupied by approximately 26% from 19,460 square feet to 14,462 square feet. The reduction in space was completed following a reduction in staffing levels in the fourth quarter of 2001 and should result in a decrease in the Company's annualized rent of approximately $60,000 (plus expenses). The original lease expired in June, 2001 and the Company has remained in the facility as a hold-over tenant pending completion of negotiations on a new lease and approval by the independent members of the Board of Directors. The proposed rental rate for the lease renewal is equivalent to the rental rates paid by two unaffiliated tenants in the same building. The Company has also surveyed similar available office properties in the Pomona and surrounding areas and the lease rental rate is in the bottom quartile of the range of comparable properties. Management believes that the reconfigured space will be sufficient for the Company's current and foreseeable future needs. The Company leases small sales and/or sales support office space in Seattle, Washington, and in Toronto, Ontario, Canada for its wholly-owned subsidiary, A-G Canada, Ltd. Since the Company did not renew the lease prior to March 31, 2002, the Company may be obligated to the Lessor for an additional $88,000 in rental payments for the period from July 1, 2001 through March 31, 2002 under the original lease.

        Robert H. Bretz is a director of the Company and also served as the Company's outside legal counsel until May 9, 2001. The Company paid Mr. Bretz's law firm $168,000, $340,000 and $345,000, respectively, for 2001, 2000 and 1999 for legal services rendered to the Company for these years.

        Corey M. Patick, a shareholder, provided consulting services related to corporate development and was paid $64,750 in 2001.

        James R. Yarter has been a director of the Company since June 2001 and also serves as a sales and marketing consultant to the Company and was paid $7,500 for services rendered to the Company in 2001.

        In December 2001, Donald A. Scurti, a shareholder, provided financing to the Company of approximately $31,000 on a one year note to purchase computer servers.


6.      Stockholders' Equity.

        Private Placement Offerings

        In May of 1999, the Company initiated a private placement offering of its Common Stock at $0.83 per share (after adjustment of the 3-for-1 stock split which occurred on February 28, 2000). Shares offered and sold in the offering were classified as "restricted" stock, meaning that these shares could not be sold in the public trading market for the Company's stock for a minimum period of one year. The offering was concluded in October 1999 with a total of 1,654,200 shares sold, increasing total shares outstanding to 4,784,934, and raising gross proceeds of $1,378,500. The Company sold 1,501,200 shares at $0.83 per share raising a total of $1,251,000 in cash. An additional 153,000 shares at $0.83 per share (for total investment of $127,500) were sold to certain senior management of the Company on four year interest bearing full recourse notes. In July of 2000, 60,000 shares were repurchased from a former executive in conjunction with the settlement of a lawsuit. The corresponding note receivable of $50,000 was simultaneously canceled. The remaining notes are presented as "Notes Receivable - Stock" in the Stockholders' equity section of the Company's Consolidated Balance Sheet.

        In February 2000, the Company consummated a private placement of 225,000 shares (after giving effect to the 3-for-1 stock split) of its (restricted) Common Stock with an offshore investment company for $4.125 per share for gross proceeds of $930,000. The Company used a portion of the net proceeds from the sale of this stock to reduce its capital line of credit with the bank by $600,000.

        The Company incurred direct and incremental expenses in connection with the 1999 private placement offering of $1,251,000, the sales of $2.0 million in shares of the Company's Dataquad, Inc. and The LibraryCard, Inc. subsidiaries, and 2000 private placement offering of $930,000 resulting in gross proceeds from the sale of all these securities of $4,181,000. Equity funding costs and expenses in 2000, including legal, and selling expenses totaling $254,000, have been offset against the total equity raised.

        Warrants

        In May 1999, the Company entered into a selling agreement with an associate pertaining to the Company's 1999 private placement offering (see above), where the associate earned and the Company sold and issued 240,000 3-year warrants for $800 entitling the associate to purchase one share of the Company's (restricted) Common Stock for each warrant for $.033 per share. Subsequently, the associate sold the warrants to the Company's outside director for an amount representing a substantial discount for the (restricted) shares of the Company's Common Stock underlying these warrants as compared to the reported market price for "free trading" shares of the Company's Common Stock; and the purchaser/ transferee then exercised the warrants and purchased, and the Company caused to be sold and issued, the 240,000 shares of the Company's (restricted) Common Stock covered by these warrants for the exercise (purchase) price for these shares under the warrants (aggregating $8,000 or $0.033 per share). In November 2001, the outside director resold 120,000 shares back to the associate who in December resold the shares to another outside director. There are no warrants outstanding at December 31, 2001.

        Option to Purchase Restricted Shares

        In May 1999, Robert S. Cope and the Cope Family Trust granted an option to Corey M. Patick to purchase 1,125,000 (or 22%) of the Company's Common Stock for $1.67 per share (adjusted for the 3-for-1 stock split effective February 28, 2000). Mr. Patick subsequently exercised the option in November of 2000 and the closing for the purchase of and payment for the option shares, originally scheduled for November 2000, has been extended several times by the parties; and the closing was most recently scheduled to take place no later than August 31, 2001. On August 31, 2001, when the prevailing market price for the Company's Common Stock was $0.60 per share, the option expired without the shares having been purchased by Mr. Patick.

        Planned Dataquad and LibraryCard Stock Purchase/Option Plans

        In June 2000, 700,000 shares each of Dataquad and LibraryCard Common Stock were sold to a trustee (Corey M. Patick) on a note for use in a future stock purchase/option plan. As a result of the issuance, the Company's interest in the subsidiaries was diluted which resulted in a charge to Stockholders' Equity in the amount of $104,769. In January 2001, Robert S. Cope replaced Mr. Patick as trustee for the shares. Under the terms of the Cope Stock Purchase Agreement, the subsidiaries have the option to repurchase the stock by December 31, 2002. The effect of the repurchase would be a net increase in Minority Interests and a corresponding decrease in Stockholder's Equity of up to $280,500 ($180,250 for Dataquad and $100,250 for LibraryCard).

        Repurchase of Stock

        In February 2000, the Company accelerated the purchase and retired the remaining 187,200 shares (after giving affect to the 3-for-1 stock split) outstanding under a stock repurchase agreement with a former director/ stockholder of the Company for $203,000 in cash consideration. The Company also transferred an insurance policy to the seller having a net cash surrender value of approximately $72,000.

        In July 2000, the Company settled a lawsuit with a former officer for total consideration of $225,000 including the repurchase of 65,500 shares of the Company's Common Stock for $105,000 and the balance of $120,000 was expensed.

        1997 Non-qualified Stock Option Plan

        The Company adopted a 1997 Non-qualified Stock Option Plan effective December 31, 1997. The Plan consists of 300,000 shares of the Company's authorized but unissued Common Stock which shares have been reserved for possible future issuance under the Plan. The plan is a non-qualified plan covering only senior executives and related persons. As of December 31, 2001, 2000 and 1999, there were no outstanding grants of options under the Plan and no grants are currently planned.

        2002 Qualified and Non-qualified Stock Option Plan

        In February 2002, the Company submitted a qualified and non-qualified stock option plan to its shareholders for approval at a shareholder's meeting held on February 27, 2002. The plan consists of 497,000 shares with approximately 350,000 shares reserved for employees and 147,000 shares reserved for directors. As of December 31, 2001, 2000 and 1999, there were no outstanding grants of options under the Plan, although a small number of shares have been promised to certain executives who relinquished shares under the above referenced 1997 Non-qualified Stock Option Plan. The Company is awaiting a ruling from the Federal District Court on whether the results of the proxy vote at the above referenced meeting can be announced.


7.      401(k) Plan.

        The Company sponsors a defined contribution plan qualified under
Section 401(k) of the Internal Revenue Code for the benefit of its U.S. based employees. All full time employees are eligible to participate. The Company pays the immaterial administrative expenses of the plan. Annually, the Company may, at its sole discretion, award an amount as a match against employee contributions to the 401(k) plan. The Company contribution was approximately $750 in 2001, $35,000 in 2000 and $23,000 in 1999.


8.      Quarterly Results (Unaudited)

        Quarterly results for the years ended December 31, 2001, 2000 and 1999 are reflected below:

                       Fourth         Third        Second         First
                     -----------   -----------   -----------   -----------
2001
----
    Revenue          $ 1,957,195   $ 1,942,027   $ 1,593,936   $ 3,122,069
    Operating loss   $  (462,539)  $  (989,882)  $  (799,502)  $   446,712
    Net (loss)       $  (342,101)  $  (740,499)  $  (689,131)  $   451,698
    Basic (loss)
     per share       $      (.06)  $      (.15)  $      (.14)  $       .09
    Diluted (loss)
     per share       $      (.06)  $      (.15)  $      (.14)  $       .09

2000
----
    Revenue          $ 2,084,480   $ 1,858,787   $ 2,269,456   $ 2,109,881
    Operating loss   $  (607,383)  $  (483,600)  $  (122,199)  $  (120,555)
    Net (loss)       $  (321,079)  $  (312,908)  $  (107,297)  $  (122,218)
    Basic (loss)
     per share       $      (.07)  $      (.07)  $      (.02)  $      (.03)
    Diluted (loss)
     per share       $      (.07)  $      (.07)  $      (.02)  $      (.03)

1999
----
    Revenue           $ 2,463,085   $ 1,904,796   $ 2,041,412   $ 1,982,030
    Operating income  $   101,099   $   109,428   $    67,852   $    90,975
    Net income        $    28,860   $    24,934   $    14,172   $    17,452
    Basic earnings
     per share        $       .01   $       .01   $       .01   $       .01
    Diluted earnings
     per share        $       .01   $       .01   $       .01   $       .01

        Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with the per share amounts for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names and ages of, and the positions and offices within the Company held by, certain directors and officers of the Company at December 31, 2001:

      Name           Age                       Position
---------------     -----     -----------------------------------------------
Robert S. Cope        66      Chairman of the Board and Director.  Has served
                              in these capacities for more than ten years.

Robert H. Bretz       58      Director.  Attorney who has acted as the
                              Company's outside general legal counsel for more than ten years until May 9, 2001.

James R. Yarter       64      Director.  Has served as a director for less
                              than one year.

        Directors serve until their successors are elected at the annual meeting of stockholders. All executive officers serve at the discretion of the Company's Board of Directors.

        On February 8, 2002, the Company issued a Proxy Statement, which included the election of a slate of directors, several Company proposals and a shareholder proposal in preparation for a shareholder meeting on February 27, 2002. On February 19, 2002, Mr. Bretz amended a complaint in Federal District Court under Case No. CV 01-5891 CAS originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking the shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. Mr. Bretz' complaint sought a preliminary injunction enjoining the holding of the shareholder's meeting scheduled for February 27, 2002 and the use of proxies based on a proxy statement, which Mr. Bretz alleges is false and misleading. The proxy statement (including revisions thereof) in question had been reviewed in detail on numerous occasions by the Securities and Exchange Commission ("SEC") during the period from October 2001 through January 2002. On February 7, 2002, the SEC reported to the Company that it had no further questions or comments on the preliminary (draft) proxy statement and that the Company could immediately proceed with the filing of that preliminary proxy statement as a definitive (final) proxy statement and issuance to the Company's shareholders in preparation for a shareholder's meeting on February 27, 2002. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or implemented until after a further hearing on March 22, 2002. At the March 22, 2002 hearing on the request for a preliminary injunction, the court indicated that it would rule on the matter shortly. No ruling from the court has been received by the Company as of the date of this filing. In the interim, the Company is abiding by the court's order and has not made any announcements of the results of the voting. Due to the delay in the court's ruling, however, the Company will not be able to proceed with its shareholder meeting scheduled for May 15, 2002 and will be forced to reschedule the meeting to a date approximately 60 days after the court issues its ruling.


Management Changes

On September 18, 2001, the Company's Board of Directors dismissed Michael K. Skiles, President and Michael F. Ferguson, Chief Financial Officer and Secretary and re-appointed Robert S. Cope as President and Daniel E. Luebben, Chief Financial Officer and Secretary the Company.


Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file forms with the SEC to report their ownership of the Company's shares and any changes in said ownership. Anyone required to file forms with the SEC must also send copies of the forms to the Company. Robert H. Bretz was late in filing Form 4 for the purchase of 240,000 warrants from Corey M. Patick to purchase 240,000 shares and also for the acquisition of the same 240,000 shares. Mr. Bretz has not provided the Company with a copy of the Form 4 for the sale of 120,000 shares back to Mr. Patick in November of 2001. Mr. Patick has not provided the Company with a copy of the Form 4 for the sale of 120,000 shares to Mr. Yarter in December of 2001. Robert S. Cope was late in filing Form 4 for the purchase of 30,000 shares.


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

               (3)   Exhibits:

                     3.1 Articles of Incorporation of Auto-Graphics, Inc., as amended (incorporated by reference as filed with the SEC as Exhibit 3.1 to Item 14(a) in the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989), as amended by within additional Exhibit 3.1 filing of the amendment to the Articles covering 3-for-1 stock split implemented February 28, 2000.

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

                     10.50 Maxcess Library Systems, Inc. Asset Purchase Agreement dated January 2, 2001.

                     10.51 Cope Stock Purchase Agreement (subsidiaries stock purchase/plan) dated January 1, 2001.

                     10.52 Further Amendment to Option Re Closing Date and Other Matters dated April 13, 2001.

                     10.53 Waiver and First Amendment to Amended and Restated Credit Agreement and Note between
                     Auto-Graphics, Inc. and Wells Fargo Bank National Association dated November 20, 2001.

      (b)    None.

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

                                       AUTO-GRAPHICS, INC.
                                          (Registrant)


Date:   April 16, 2002                 By: /s/ Robert S. Cope
     --------------------------        --------------------------------------
                                       Robert S. Cope, Director and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Date:   April 16, 2002                 By: /s/ Robert S. Cope
     --------------------------        --------------------------------------
                                       Robert S. Cope, Director and President


Date:   April 16, 2002                 By: /s/ Daniel E. Luebben
     --------------------------        --------------------------------------
                                       Daniel E. Luebben,
                                       Chief Financial Officer and Secretary


Date:   April 16, 2002                 By: /s/ James R. Yarter
     --------------------------        --------------------------------------
                                       James R. Yarter, Director