Form 10-K/A
period 2001-12-31
AUTO GRAPHICS INC
filed 2002-04-30
CIK 8598

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-K/A

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


ITEM 3. LEGAL PROCEEDINGS

On May 9, 2001 the Company terminated the services of its long-time outside counsel, Robert H. Bretz. Mr. Bretz is also a former director of the Company. Following Mr. Bretz' termination he began to file lawsuits for and on behalf of the Company that had not been authorized by Company's management or the Board of Directors. On August 8, 2001 one particular case filed by Mr. Bretz in the name of the Company, Case No. BC252517, was dismissed by the Los Angeles California Superior Court holding that the Action by Unanimous Written Consent signed solely by Mr. Bretz in reference to the filing of the case was invalid because it failed to satisfy the requirements of California Corporations Code Section 307(b).

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


On December 10, 2001, Mr. Bretz filed another complaint in Los Angeles Superior Court under Case No. BC263256 against the Company, two of the Company's officers, Robert S. Cope and Daniel E. Luebben, the Company's general counsel, Craig O. Dobler, and a director, James R. Yarter. The complaint seeks to enforce a director's inspection and copying rights under California Corporations Code Section 1602 and seeks injunctive relief, attorney's fees and costs. The Company has denied access to some documents by Mr. Bretz until a suitable protective order may be implemented to protect the Company's interests. The Company and individual defendants filed a demurrer (a formal objection to the legal sufficiency of the opponent's pleading). In response, Mr. Bretz amended his complaint and has dismissed all of the individual defendants. The Company intends to seek dismissal of the case, because Mr. Bretz is no longer a director.


On February 19, 2002, Robert H. Bretz amended a complaint in
Federal District Court under Case No. CV 01-5891 CAS originally filed in
June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking the 2001 annual shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or be implemented until after a further hearing on March 22, 2002. The 2001 annual shareholder's meeting was conducted on February 27, 2002 and adjourned solely for the purpose of consideration on March 27, 2002 of a shareholder proposal submitted by Mr. Bretz, which was the subject of a supplemental proxy statement later issued on March 4, 2002. At the March 22, 2002 hearing on the request for a preliminary injunction, the court indicated that it would rule on the matter shortly. On March 27, 2002, the vote was conducted at the adjourned meeting on the shareholder proposal. On April 26, 2002 the court issued its ruling, which denied the request by Mr. Bretz for a preliminary injunction and authorized the Company to release and implement the results of the vote from its February 27, 2002 shareholder meeting following completion of the vote on the shareholder proposal sponsored by Mr. Bretz establishing a maximum age limit for directors of 67 years. Due to the delay in the court's ruling, the Company will not be able to proceed with its shareholder meeting originally planned for May 15, 2002 in accordance with its Bylaws and will be forced to reschedule the meeting to a date approximately 60 days from April 30, 2002. (See Part III, Item 10 for the results of the vote).


The Company has filed complaints with the California State Bar alleging violations of ethics codes by Mr. Bretz and the matters are currently being investigated by the State Bar.


The Company filed a complaint in Los Angeles, California, Superior Court, Case No. BC261175 on November 6, 2001 against Pigasus, Inc. and its principals, Arthur and Candy Zemon. The suit alleges a lack of informed consent, fraud, deceit, intentional and negligent misrepresentation, lack of consideration, and breach of contract and seeks to rescind the contract for the Company's acquisition of the Wings software developed by Pigasus and seeks damages in excess of $400,000. Subsequently, Pigasus Software, Inc., Arthur Zemon and Candace Zemon filed suit in the Circuit Court of Saint Charles County, State of Missouri, Civil Action No. 01CV129525, against Auto-Graphics, Inc. for breach of contract, and they seek damages in excess of $500,000. Both actions were removed to the local Federal District Courts and the California District Court has transferred the matter to the District Court in Missouri. The parties have been engaging in mediation, but have been unable to reach agreement on a settlement.


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

        On May 9, 2001 the Company terminated the services of its long-time outside counsel, Mr. Robert H. Bretz. Mr. Bretz is also a former director of the Company. Following Mr. Bretz' termination he began to file lawsuits for and on behalf of the Company that had not been authorized by Company's management or the Board of Directors. On August 8, 2001 one particular case filed by Mr. Bretz in the name of the Company, Case No. BC252517, was dismissed by the Los Angeles California Superior Court holding that the Action by Unanimous Written Consent signed solely by Mr. Bretz in reference to the filing of the case was invalid because it failed to satisfy the requirements of California Corporations Code Section 307(b).

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

        On February 19, 2002, Mr. Bretz amended the complaint in Federal District Court under Case No. CV 01-5891 CAS originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order
(TRO) and preliminary injunction blocking a 2001 annual shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. Mr. Bretz' complaint sought a preliminary injunction enjoining the holding of the 2001 annual shareholder's meeting scheduled for February 27, 2002 and the use of proxies based on a proxy statement, which Mr. Bretz alleges is false and misleading. The proxy statement (including revisions thereof) in question had been reviewed in detail on numerous occasions by the Securities and Exchange Commission ("SEC") during the period from October 2001 through January 2002. On February 7, 2002, the SEC reported to the Company that it had no further questions or comments on the preliminary (draft) proxy statement and that the Company could immediately proceed with the filing of that preliminary proxy statement as a definitive (final) proxy statement and issuance to the Company's shareholders in preparation for a 2001 annual shareholder's meeting on February 27, 2002. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or implemented until after a further hearing on March 22, 2002. At the March 22, 2002 hearing on the request for a preliminary injunction, the court indicated that it would rule on the matter shortly.
No ruling from the court has been received by the Company as of the date of this filing. The Company believes that Mr. Bretz is seeking to delay/block his removal from the Company's Board of Directors, which will further limit his ability to continue to harass the Company. In the interim, the Company is abiding by the court's order and has not made any announcements of the results of the voting. Due to the delay in the court's ruling, however, the Company will not be able to proceed with its shareholder meeting scheduled for May 15, 2002 and will reschedule the meeting to a date approximately 60 days after the court issues its ruling.

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

        Robert H. Bretz is a former director of the Company and also served as the Company's outside legal counsel until May 9, 2001. The Company paid Mr. Bretz's law firm $168,000, $340,000 and $345,000, respectively, for 2001,
2000 and 1999 for legal services rendered to the Company for these years.


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

        2002 Qualified and Non-qualified Stock Option Plan

        In February 2002, the Company submitted a qualified and non-qualified stock option plan to its shareholders for approval at a 2001 annual shareholder's meeting held on February 27, 2002. The plan consists of 497,000 shares with approximately 350,000 shares reserved for employees and 147,000 shares reserved for directors. As of December 31, 2001, 2000 and 1999, there were no outstanding grants of options under the Plan, although a small number of shares have been promised to certain executives who relinquished shares under the above referenced 1997 Non-qualified Stock Option Plan. The Company is awaiting a ruling from the Federal District Court on whether the results of the proxy vote at the above referenced meeting can be announced.

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

        None.

                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        The following table sets forth the names and ages of, and the positions and offices within the Company held by, certain directors and officers of the Company at December 31, 2001:

       Name          Age                      Position
------------------  -----  -----------------------------------------------
Robert S. Cope        66   Chairman of the Board, Director and President.
                             Has served in these capacities for more
                             than ten years.

Robert H. Bretz       58   Director.  Attorney who has acted as the
                             Company's outside general legal counsel
                             and served as a Director for more than ten years until May 9, 2001 and February 27, 2002, respectively (See below).

James R. Yarter       64   Director.  Has served as a director for less
                             than one year. During the past five years, Mr. Yarter has served as President and CEO of Block Medical, US Medical, and Gish Biomedical, Inc. and as a member of the board of director's of Avant Medical and Group 3 Inc.

Daniel E. Luebben     53   Chief Financial Officer and Secretary.
                             Has served in these and similar capacities for more than ten years.


        Directors serve until their successors are elected at the annual meeting of stockholders. All executive officers serve at the discretion of the Company's Board of Directors.


        On February 8, 2002, the Company issued a Proxy Statement, which included the election of a slate of directors, several Company proposals and a shareholder proposal in preparation for the 2001 annual shareholder's meeting on February 27, 2002. On February 19, 2002, Robert H. Bretz amended a complaint in Federal District Court under Case No. CV 01-5891
CAS originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking the 2001 annual shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the 2001 annual shareholder's meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or be implemented until after a further hearing on March 22, 2002. The 2001 annual shareholder's meeting was conducted on February 27, 2002 and adjourned solely for the purpose of consideration on March 27, 2002 of a shareholder proposal submitted by Mr. Bretz, which was the subject of a supplemental proxy statement later issued on March 4, 2002. At the March 22, 2002 hearing on the request for a preliminary injunction, the court indicated that it would rule on the matter shortly. On March 27, 2002, the vote was conducted at the adjourned meeting on the shareholder proposal. On April 26, 2002 the court issued its ruling, which denied the request by Mr. Bretz for a preliminary injunction and authorized the Company to release and implement the results of the vote from its February 27, 2002 shareholder meeting following completion of the vote on the shareholder proposal sponsored by Mr. Bretz establishing a maximum age limit for directors of 67 years. Due to the delay in the court's ruling, the Company will not be able to proceed with its shareholder meeting originally planned for May 15, 2002 in accordance with its Bylaws and will be forced to reschedule the meeting to a date approximately 60 days from April 30, 2002.




2001 Annual Shareholder's Meeting Results

         The Company issued a proxy statement on February 8, 2002 in preparation for the Company's 2001 annual shareholder's meeting, which took place on February 27, 2002. The results of the vote of the shareholders present in person and by proxy at the 2001 annual shareholder's meeting which may now be announced and implemented following the ruling by the court on April 26, 2002 (see above) are as follows:



1. Robert S. Cope, James R. Yarter and Robert L. Lovett were elected as directors of the Company effective February 27, 2002.


2.       The 2002 Stock Plan was approved.


3. Amendment No. 1 to the Articles of Incorporation to delete the provision that provides for the number of directors to be stated in the Articles of Incorporation was approved.


4. Amendment No. 2 to the Articles of Incorporation to add a provision to eliminate or limit the personal liability of directors for money damages was approved.


5. The amendment to the Bylaws to state that the number of directors shall be at least three (3) and not more than five (5) directors, with the current exact number to be three (3) directors was approved.


6.       The shareholder proposal sponsored by Mr. Paul Shepherd to amend
Article V, Section 5 of the Company's Bylaws to require approval either by the shareholders or by the independent members of the board of directors for related party transactions and contracts was defeated.


        The 2001 annual shareholder's meeting on February 27, 2002 was adjourned to March 27, 2002 for the purpose of considering a second shareholder proposal sponsored by Mr. Robert H. Bretz to amend the Company's Bylaws, Article III, Section 3 to limit the age of directors to 67 years. The second shareholder proposal was defeated by a vote of the shareholders present in person and by proxy at the adjourned 2001 annual shareholder's meeting on March 27, 2002.



Management and Director Changes

        On September 18, 2001, the Company's Board of Directors dismissed Michael K. Skiles, President and Michael F. Ferguson, Chief Financial Officer and Secretary and re-appointed Robert S. Cope as President and Daniel E. Luebben, Chief Financial Officer and Secretary the Company. On February 27, 2002, the Company's shareholders elected Robert S. Cope, James
R. Yarter and Robert L. Lovett to the board of directors replacing the prior board of Robert S. Cope, James R. Yarter and Robert H. Bretz. Mr. Lovett has since resigned his position and the remaining two present members of the Board are seeking a suitable candidate to fill the third seat.



ITEM 11.  EXECUTIVE COMPENSATION

        The following table discloses compensation received for the three fiscal years ended December 31, 2001 by the Named Executive Officers.

                        SUMMARY COMPENSATION TABLE
                                    Annual Compensation
                               -----------------------------
Name and                                           Other
Principal Position      Year    Salary   Bonus  Compensation
----------------------  ----   --------  -----  ------------
Robert S. Cope          2001   $137,500   -0-     $45,869
Chairman of the         2000   $137,000   -0-     $43,391
Board (1)               1999    156,000   -0-      32,708

Daniel E. Luebben       2001   $105,000   -0-        -0-
CFO/Secretary           2000   $108,000   -0-        -0-
                        1999     93,000   -0-        -0-

Michael K. Skiles       2001   $155,000   -0-        -0-
Former President (2)    2000   $102,000   -0-        -0-

Michael F. Ferguson     2001   $111,000   -0-        -0-
Former CFO/Sec. (2)     2000   $ 11,000   -0-        -0-

<F1>
(1) The Other Annual Compensation amounts disclosed for Mr. Cope includes $508 each year for disability insurance premiums and $7,910, $7,674 and $7,160 for life insurance premiums for the years 2001, 2000 and 1999, respectively; $20,653, $21,706, and $13,339 for Company vehicle lease payments and operating costs for the years 2001, 2000 and 1999 respectively; $16,798, 13,503, and $11,701 for club dues and costs for the years 2001, 2000 and 1999, respectively.

<F2>
(2)  No longer employed by the Company.



Compensation pursuant to Stock Options

        There have been no stock option grants for the three years ended December 31, 2001. The Company's shareholders recently approved a 2002 Stock Plan at the 2001 annual shareholder's meeting held on February 27, 2002. In addition to the Company's general intention to issue incentive stock options and non-qualified stock options to its employees, directors and consultants, there exists an obligation to grant 11,250 incentive stock options to Eric A. Jung and 15,000 incentive stock options to Daniel E. Luebben arising from the termination of a prior stock option plan, subject to the establishment of an exercise price and terms and approval by the Company's board of directors.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of the Company's common shares by the directors, the Company's Chief Executive Officer and the four other highest paid executive officers (the "Named Executive Officers"), and the directors and executive officers as a group:

                                           Amount and Nature of
                                          Beneficial Ownership of   Percent
                                            Common Shares as of       of
Names                                            4/9/02             Class
------------------------------------      -----------------------  -------

Robert S. Cope                                 1,829,725(1)          36.6%

Paul R. Cope                                     373,602              7.5%

James R. Yarter                                  120,000              2.4%

Daniel E. Luebben                                 15,000              0.3%

Executive Officers and Directors
     as a Group (4 Persons)                    2,338,327             46.8

(1)   Includes the following shares held by family members and relatives:
1,641,475 shares held by the Cope Family Trust of which Mr. Cope is the trustee; 71,625 shares held by Bryan A. Cope; 101,625 shares held by Lizabeth L. Cope; and 15,000 shares held by William R.
McConnell.


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


        In May 1999, Robert S. Cope and the Cope Family Trust granted an option to Corey M. Patick to purchase 1,125,000 (or 22%) of the Company's Common Stock for $1.67 per share (adjusted for the 3-for-1 stock split effective February 28, 2000). Mr. Patick subsequently exercised the option in November of 2000 and the closing for the purchase of and payment for the option shares, originally scheduled for November 2000, was extended several times by the parties. By the terms of the most recent extension, Mr. Patick's option expired on August 31, 2001, without the purchase of and payment for the option shares having been consummated by Mr. Patick.


        In November 2000, the Company sold and issued 240,000 3-year warrants for $800 entitling Corey M. Patick to purchase one share of the Company's (restricted) Common Stock for each warrant for $.033 per share.
Subsequently, Corey M. Patick sold the warrants to Robert H. Bretz.  Robert
H. Bretz then exercised the warrants and purchased the 240,000 shares of the Company's (restricted) Common Stock covered by such warrants for the exercise (purchase) price for such shares under the warrants (aggregating $8,000 or $.033 per share). There are no warrants outstanding at December 31, 2001. Subsequently Corey M. Patick repurchased 120,000 of those shares from Robert H. Bretz in November 2001, and resold those 120,000 shares to James R. Yarter in December 2001.


        In January 2001, Robert S. Cope became Trustee replacing Corey M. Patick for 700,000 shares each of Dataquad, Inc. and The LibraryCard, Inc. shares of common stock, which had been sold to Mr. Patick on a note in the total amount of $280,500 (See Note 6 "Planned Dataquad and LibraryCard Stock Purchase/Option Plans" of Notes to Consolidated Financial Statements).


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


        On December 10, 2001, Mr. Bretz filed another complaint in Los Angeles Superior Court under Case No. BC263256 against the Company, two of the Company's officers, Robert S. Cope and Daniel E. Luebben, the Company's general counsel, Craig O. Dobler, and a director, James R. Yarter. The complaint seeks to enforce a director's inspection and copying rights under California Corporations Code Section 1602 and seeks injunctive relief, attorney's fees and costs. The Company has denied access to some documents by Mr. Bretz until a suitable protective order may be implemented to protect the Company's interests. The Company and individual defendants filed a demurrer (a formal objection to the legal sufficiency of the opponent's pleading). In response Mr. Bretz amended his complaint and has dismissed all of the individual defendants. The Company intends to seek dismissal of the case, because Mr. Bretz is no longer a director.


        On February 19, 2002, Mr. Bretz amended the complaint in Federal District Court under Case No. CV 01-5891 CAS originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking a 2001 annual shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001 (See Item 10 above).


        The Company has filed complaints with the California State Bar alleging violations of ethics codes by Mr. Bretz and the matters are currently being investigated by the State Bar.


        Robert H. Bretz was a director of the Company until February 27, 2002 and also served as the Company's outside legal counsel until May 9, 2001. The Company paid Mr. Bretz's law firm $168,000, $340,000 and $345,000, respectively, for 2001, 2000 and 1999 for legal services rendered to the Company for these years.


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


Date:   April 30, 2002                 By: /s/ Robert S. Cope
     --------------------------        --------------------------------------
                                       Robert S. Cope, Director and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Date:   April 30, 2002                 By: /s/ Robert S. Cope
     --------------------------        --------------------------------------
                                       Robert S. Cope, Director and President


Date:   April 30, 2002                 By: /s/ Daniel E. Luebben
     --------------------------        --------------------------------------
                                       Daniel E. Luebben,
                                       Chief Financial Officer and Secretary


Date:   April 30, 2002                 By: /s/ James R. Yarter
     --------------------------        --------------------------------------
                                       James R. Yarter, Director