Form 10-Q
period 2002-06-30
AUTO GRAPHICS INC
filed 2002-08-14
CIK 8598

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549



                                  Form 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




          For Quarter Ended                 Commission File Number
            June 30, 2002                           0-4431



                              AUTO-GRAPHICS, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)



            California                                 95-2105641
   ------------------------------                 ---------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification Number)



   3201 Temple Avenue, Pomona, California                91768-3200
   --------------------------------------              --------------
  (Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:    (909) 595-7204
                                                     ------------------


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes    X            No
                              -----              -----

Total shares of Common Stock issued and outstanding as of August 9, 2002 were 4,997,234.

                              AUTO-GRAPHICS, INC.

                                   Form 10-Q

                                 June 30, 2002



                               TABLE OF CONTENTS



        Unaudited Condensed Consolidated Statements
          of Operations and Comprehensive Income For
          Six Months Ended June 30, 2002 and 2001......................1

        Unaudited Condensed Consolidated Statements
          of Operations and Comprehensive Income For
          Three Months Ended June 30, 2002 and 2001....................2

        Unaudited Condensed Consolidated Balance Sheets
          As of June 30, 2002 and December 31, 2001....................3

        Unaudited Consolidated Statements of Cash Flows
          For Six Months Ended June 30, 2002 and 2001..................4

        Notes to Unaudited Condensed Consolidated
          Financial Statements.........................................5

        Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations..................................................15

        Part II - Other Information...................................21

        Signatures....................................................25

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                        PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       Unaudited Condensed Consolidated
                         Statements of Operations and
                             Comprehensive Income

                       For The Six Months Ended June 30

                                                2002           2001
                                             ----------     ----------
Net sales (See Note 3)                       $3,232,260     $4,716,005

Cost and expenses:
  Cost of sales                               1,804,843      2,928,983
  Selling, general & administrative           1,348,466      2,139,812
                                             ----------     ----------
  Total costs and expenses                    3,153,309      5,068,795
                                             ----------     ----------
Income/(loss) from operations                    78,951    (   352,790)

  Interest/other income/(expense)           (    35,926)   (    64,334)
                                             ----------     ----------
Income/(loss) before taxes
  and minority interests                         43,025    (   417,124)

  Provision for taxes
    based on income (See Note 4)                  3,000          5,216

  Minority interests                        (    14,164)   (   184,907)
                                             ----------     ----------
Net income/(loss) and total
  comprehensive income/(loss)                $   54,189    ($  237,433)
                                             ==========     ==========

Basic income/(loss) per share                $     0.01    ($     0.05)

  Basic weighted average
    shares outstanding                        4,997,234      4,997,234

Diluted income/(loss) per share              $     0.01    ($     0.05)

  Diluted weighted average
    shares outstanding                        5,070,567      4,997,234

  See Notes to Unaudited Condensed Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                       Unaudited Condensed Consolidated
                         Statements of Operations and
                             Comprehensive Income

                      For The Three Months Ended June 30

                                                2002           2001
                                             ----------     ----------
Net sales (See Note 3)                       $1,596,254     $1,593,936

Costs and expenses:
  Cost of sales                                 866,361      1,367,439
  Selling, general & administrative             691,675      1,025,999
                                             ----------     ----------
  Total costs and expenses                    1,558,036      2,393,438
                                             ----------     ----------
Income/(loss) from operations                    38,218    (   799,502)

  Interest/other income/(expense)           (    10,877)   (    29,446)
                                             ----------     ----------
Income/(loss) before taxes
  and minority interests                         27,341    (   828,948)

  Provision for taxes/(benefit)
    based on income/(loss) (See Note 4)           3,000    (    56,784)

  Minority interests                        (     2,605)   (    83,033)
                                             ----------     ----------
Net income/(loss) and total
  comprehensive income/(loss)                $   26,946    ($  689,131)
                                             ==========     ==========

Basic income/(loss) per share                $     0.01    ($     0.14)

  Basic weighted average
    shares outstanding                        4,997,234      4,997,234

Diluted income/(loss) per share              $     0.01    ($     0.14)

  Diluted weighted average
    shares outstanding                        5,143,900      4,997,234

  See Notes to Unaudited Condensed Consolidated Financial Statements.

                             AUTO-GRAPHICS, INC.
                                  Form 10-Q

                Unaudited Condensed Consolidated Balance Sheets

                      June 30, 2002 and December 31, 2001

ASSETS	                                          2002           2001
                                            -----------     -----------
Current assets:                                              (Audited)
  Cash                                      $   124,579     $   122,029
  Accounts receivable, less
    allowance for doubtful accounts
    ($145,000 in 2002 and 2001)                 319,786         695,789
  Unbilled production costs                      17,168          11,013
  Other current assets                          245,511         210,288
                                            -----------     -----------
Total current assets                            707,044       1,039,119

Software, net                                 3,352,980       3,458,256
Equipment, furniture and
  leasehold improvements, net                   992,310       1,216,175
Other assets                                     78,525          87,210
                                            -----------     -----------
                                            $ 5,130,859     $ 5,800,760
                                            ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $   243,442     $   361,421
  Deferred income                               790,772       1,255,006
  Other accrued liabilities                     272,116         205,316
  Accrued payroll and
    related liabilities                         244,777         468,408
  Current portion of long-term debt           1,393,521       1,380,427
                                            -----------     -----------
Total current liabilities                     2,944,628       3,670,578
  Deferred taxes based on income                151,600         148,900
                                            -----------     -----------
Total liabilities                             3,096,228       3,819,478
Minority interests                         (    133,877)   (    119,714)
Stockholders' equity:
  Notes receivable - stock                 (     73,297)   (     75,364)
  Common stock, 12,000,000
    shares authorized, 4,997,234
    shares issued and outstanding
    in 2002 and 2001                          4,201,755       4,201,755
  Accumulated deficit                      (  1,960,228)   (  2,014,414)
  Accumulated comprehensive income/(loss)           278    (     10,981)
                                            -----------     -----------
Total stockholders' equity                    2,168,508       2,100,996
                                            -----------     -----------
                                            $ 5,130,859     $ 5,800,760
                                            ===========     ===========
  See Notes to Unaudited Condensed Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q
                            Unaudited Consolidated
                           Statements of Cash Flows

                       For the Six Months Ended June 30
                         Increase (Decrease) in Cash

                                                   2002            2001
Cash flows from operating activities:          -----------     -----------
  Net income/(loss)                            $    54,189     ($  237,433)
  Adjustments to reconcile net
    income/(loss) to net cash
    provided by operating activities:
  Depreciation and amortization                    583,374         711,972
  Minority interests                           (    14,163)    (   184,907)
  Changes in operating
    assets and liabilities:
    Accounts receivable                            365,714         713,519
    Unbilled production costs                  (     6,155)         33,254
    Other current assets                       (    36,399)    (    28,273)
    Other assets                                     8,672     (     9,122)
    Accounts payable                           (   116,231)    (   361,615)
    Deferred income                            (   457,216)    (   219,930)
    Other accrued liabilities                       41,846         233,896
    Accrued payroll and
      related liabilities                      (   191,697)         22,613
                                               -----------     -----------
Net cash provided by
  operating activities                             231,934         673,974
Cash flows from investing activities:
  Capital expenditures                         (   258,492)    ( 1,068,244)
Cash flows from financing activities:
  Net borrowings/under
    debt agreement                                  13,095         346,598
  Payments on notes receivable-stock                 2,067           2,136
                                               -----------     -----------
Net cash provided by
  financing activities                              15,162         348,734
                                               -----------     -----------
Net decrease in cash                           (    11,396)    (    45,536)
                                               -----------     -----------
  Foreign currency effect on cash                   13,946             -
Cash at beginning of period                        122,029       1,202,442
                                               -----------     -----------
Cash at end of period                          $   124,579     $ 1,156,906
                                               ===========     ===========
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
        Interest                               $    55,873      $   97,214
        Income taxes                                 2,435           5,216

  See Notes to Unaudited Condensed Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements

                                 June 30, 2002

NOTE 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001 and the statement of cash flows for the six months ended June 30, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission("SEC"). The consolidated financial statements include the accounts of Auto-Graphics, Inc., its wholly-owned and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

         The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

         This Quarterly Report on Form 10-Q is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K/A for the period ending December 31, 2001 including, without limitation, the financial statements and notes included therein.

NOTE 2.  Business

         As of June 30, 2002, the Company was in compliance with all of its loan covenants. The Company's primary bank renewed and extended the terms of its credit agreement for an additional year through June 2, 2003. The credit facility is a $1.6 million revolving line of credit, which decreases by $175,000 each quarter on September 30, 2002, December 31, 2002 and March 31, 2003 consistent with the Company's forecasted declining requirements for financing.

         In March 2001, the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to a Japanese Company for use exclusively in Japan for a one-time payment of $1.5 million. This transaction has had a material positive effect on the results of operations reported by the Company for the first six months ended June 30, 2001.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                 June 30, 2002


         Asset Purchase of Maxcess Library Systems Verso Software: In February 2001, the Company completed the purchase of software, customer contracts and related assets of Maxcess Library Systems, Inc. The Verso software product expands the Company's ASP (Application Service Provider) product line into the integrated library automation business.

         Asset Purchase of Pigasus Wings Software: In June 2001, the
Company acquired the software and rights to Wings, an ISO compliant inter-library loan software program developed by Pigasus, Inc. On November 6, 2001, the Company filed suit against Pigasus, Inc. and its principals seeking a judgment of the court that the acquisition contract be rescinded as well as monetary damages and attorney's fees (See Note 7 Legal Proceedings). In July, 2002, Pigasus delivered a complete and fully functional ISO (International Standards Organization) compliant interlibrary loan software product and the Company has agreed to acquire the Wings software product in settlement of the lawsuit. The Wings software will provide ISO compliant functionality for the Company's Impact/ONLINE(TM) interlibrary loan software module currently in use at over 10,000 libraries.

Note 3.  Operating Segments

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements.

        The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the six months ended June 30, 2002, and 2001:

                                     2002              2001
                                 -----------       -----------
Geographic areas
    Net sales
        United States            $ 2,784,022       $ 2,587,632
        Foreign - Canada/Other       448,238         2,128,373
    Long-lived assets, net
        United States              4,310,544         5,385,156
        Foreign - Canada              34,746            93,566

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                 June 30, 2002


Note 4.  Income Taxes

         Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. At December 31, 2001, the Company had available approximately $1,115,000 in federal ($3,728,000 including Dataquad and LibraryCard subsidiaries), $1,055,000 in state and $199,000 in foreign net operating loss carryforwards, for income tax purposes. These net operating loss carryforwards expire in 2021 for federal taxes, 2007 for state and 2006 for foreign taxes. Because the NOL tax benefit for losses incurred in Dataquad and LibraryCard is unlikely to be realized, no tax benefit has been recognized and a valuation allowance has been established offsetting these potential future tax benefits.


Note 5.  Earnings Per Share

         Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. For the year ended December 31, 2001, there were no common stock equivalents (warrants, options or convertible securities) outstanding. On May 3, 2002, the Company's Board of Directors granted stock options for 220,000 shares of the Company's restricted Common Stock to a director and certain officers and technical staff.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            Net Income    Shares    Per Share
                                            ----------  ----------  ---------
Three months ended June 30, 2002
--------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                   $   26,946   4,997,234  $    0.01
  Effect of dilutive securities
    Stock options                                          146,666
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                   $   26,946   5,143,900  $    0.01

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                 June 30, 2002


Note 5.  Earnings Per Share (Continued)

                                            Net Income    Shares    Per Share
                                            ----------  ----------  ---------
Three months ended June 30, 2001
--------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                  ($  689,131)  4,997,234 ($    0.14)
  Effect of dilutive securities
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                  ($  689,131)  4,997,234 ($    0.14)

Six months ended June 30, 2002
------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                   $   54,189   4,997,234  $    0.01
  Effect of dilutive securities
    Stock options                                           73,333
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                   $   54,189   5,070,567  $    0.01

Six months ended June 30, 2001
------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                  ($  237,433)  4,997,234 ($    0.05)
  Effect of dilutive securities
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                  ($  237,433)  4,997,234 ($    0.05)


Note 6.  Stock Option Plans

         As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has continued to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                 June 30, 2002


         The Company adopted a 1997 Non-qualified Stock Option Plan effective December 31, 1997. The Plan consists of 300,000 shares of the Company's authorized but unissued Common Stock which shares have been reserved for possible future issuance under the Plan. The plan is a non-qualified plan covering only senior executives and related persons. As of June 30, 2002, there were no outstanding grants of options under the plan and no grants are currently planned.

         The Company adopted a qualified and non-qualified stock option plan following approval by its shareholders at its 2001 annual shareholder's meeting held on February 27, 2002. The plan consists of 499,000 shares with approximately 350,000 qualified shares reserved for employees and 149,000 non-qualified shares reserved for directors. On May 3, 2002, the Company's Board of Directors granted stock options for 220,000 shares of the Company's restricted Common Stock to a director (60,000 non-qualified shares), officers and technical staff (160,000 qualified shares).

         In June 2000, 700,000 shares each of Dataquad and LibraryCard
Common Stock were sold to a trustee (Corey M. Patick) on a note to be held in trust ("trust shares") for use in a future stock purchase/option plan. As a result of the issuance, the Company's interest in the subsidiaries was diluted which resulted in a charge to Stockholders' Equity in the amount of $104,769. In January 2001, Robert S. Cope replaced Mr. Patick as trustee for the above trust shares. Under the trust agreement, the subsidiaries have the option to repurchase the stock on December 31, 2002. The effect of the repurchase would be a net increase in Minority Interests and a corresponding decrease in Stockholder's Equity of up to $280,500 ($180,250 for Dataquad and $100,250 for LibraryCard). In July, 2002 the Company exercised its right of first refusal and acquired 1,919,400 shares of common stock in each of its majority-owned subsidiaries, Dataquad, Inc. and LibraryCard, Inc. from a major investor bringing the Company's ownership to 6,609,400 (85.8%) in each subsidiary.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                 June 30, 2002



Note 7.  Legal Proceedings

         On May 9, 2001 the Company terminated its long-time outside counsel, Robert H. Bretz, who had provided legal services and was compensated through his professional corporation, Robert H. Bretz, PC. Mr. Bretz is also a former director of the Company. Following Mr. Bretz' termination he began to file lawsuits for and on behalf of the Company that had not been authorized by Company's management or the Board of Directors. On August 8, 2001 one particular case filed by Mr. Bretz in the name of the Company, Case No. BC252517, was dismissed by the Los Angeles California Superior Court holding that the Action by Unanimous Written Consent signed solely by Mr. Bretz in reference to the filing of the case was invalid because it failed to satisfy the requirements of California Corporations Code Section 307(b).

         On June 29, 2001 the Company filed Case No. BC353322 in Los Angeles California Superior Court captioned Auto-Graphics, Inc. vs. Robert H Bretz et al., alleging breach of fiduciary duty by Mr. Bretz and that Mr. Bretz had become disruptive and harmful to the business operations of the Company and damaged the Company by his various actions including his excessive billings to the Company.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                 June 30, 2002


         As a response to the complaint filed by the Company, Mr. Bretz filed a derivative cross-complaint against three of the Company's officers, Robert S. Cope, Michael K. Skiles and Michael F. Ferguson for breach of fiduciary duty, fraud & deceit, misrepresentation, breach of contract/employment, removal for cause and other declaratory and injunctive relief. The original cross-complaint was filed on July 16, 2001 in Los Angeles California Superior Court under Case No. BC353322. The Company's management believes that the derivative cross-complaint filed by Mr. Bretz does not have any merit and that the Company will eventually prevail. The court ruled that the derivative cross-complaint was unlikely to benefit the Company or its shareholders and ordered Mr. Bretz to post the maximum ($50,000) bond in order to continue his lawsuit. The Company was notified that Mr. Bretz posted the bond on March 21, 2002. Mr. Bretz filed a motion to exonerate the bond or for reconsideration of the court order to post the bond. The court ruled against Mr. Bretz and upheld the bond requirement. Mr. Bretz has since appealed the ruling to the Court of Appeal of the State of California, Second Appellate District.

         On December 10, 2001, Mr. Bretz filed another complaint in Los Angeles Superior Court under Case No. BC263256 against the Company, two of the Company's officers, Robert S. Cope and Daniel E. Luebben, the Company's general counsel, Craig O. Dobler, and a director, James R. Yarter. The complaint seeks to enforce a director's inspection and copying rights under California Corporations Code Section 1602 and seeks injunctive relief, attorney's fees and costs. The Company has denied access to some documents by Mr. Bretz until a suitable protective order may be implemented to protect the Company's interests. The Company and individual defendants filed a demurrer (a formal objection to the legal sufficiency of the opponent's pleading). In response, Mr. Bretz amended his complaint and has dismissed all of the above individual defendants. The Company intends to file a motion for summary judgement, because Mr. Bretz is no longer a director.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                  June 30, 2002


         On February 19, 2002, Robert H. Bretz amended a complaint in Federal District Court under Case No. CV 01-5891 CAS originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking the 2001 annual shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or be implemented until after a further hearing on March 22, 2002. The
2001 annual shareholder's meeting was conducted on February 27, 2002 and adjourned solely for the purpose of consideration on March 27, 2002 of a shareholder proposal sponsored by Mr. Bretz establishing a maximum age limit for directors of 67 years, which was the subject of a supplemental proxy statement later issued on March 4, 2002. On March 27, 2002, the vote as conducted at the adjourned meeting on the shareholder proposal. On April 26, 2002 the court issued its ruling, which denied the request by Mr. Bretz for a preliminary injunction and authorized the Company to release and implement the results of the vote from its February 27, 2002 shareholder meeting following completion of the vote on the shareholder proposal. As a result of a vote by the shareholders of the Company, Mr. Bretz is no longer a director of the company.

         The Company has filed complaints with the California State Bar alleging violations of ethics codes by Mr. Bretz and the State Bar has conducted an investigation of the matter. The Company believes that the State Bar intends to bring a disciplinary proceeding against Mr. Bretz.

         The Company filed a complaint in Los Angeles, California, Superior Court, Case No. BC261175 on November 6, 2001 against Pigasus, Inc. and its principals, Arthur and Candy Zemon. The suit alleges a lack of informed consent, fraud, deceit, intentional and negligent misrepresentation, lack of consideration, and breach of contract and seeks to rescind the contract for the Company's acquisition of the Wings software developed by Pigasus and seeks damages in excess of $400,000. Subsequently, Pigasus Software, Inc., Arthur Zemon and Candace Zemon filed suit in the Circuit Court of
Saint Charles County, State of Missouri, Civil Action No. 01CV129525, against Auto-Graphics, Inc. for breach of contract, and they seek damages in excess of $500,000. Both actions were removed to the local Federal District Courts and the California District Court has transferred the matter to the District Court in Missouri. The parties reached an agreement in principle on a settlement following the delivery of a fully functional and compilable ISO interlibrary loan software system by Pigasus to the Company in July 2002. The settlement is in the process of being documented by the parties and should not have a material adverse effect on the Company's financial condition or results of operations.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                  June 30, 2002


Note 8.  Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142):

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

         The Company adopted SFAS 141 and SFAS 142 as of January 1, 2002 and the adoption had no material impact on its financial statements.

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

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                  June 30, 2002


         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company adopted this Statement as of January 1, 2002 and the adoption had no material impact on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company believes the adoption of this Statement will have no material impact on its financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The Company believes the adoption of this Statement will have no material impact on its financial statements based on the Company's current plans.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                 June 30, 2002


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

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                 June 30, 2002


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

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                 June 30, 2002


FINANCIAL CONDITION

December 31, 2001 to June 30, 2002
----------------------------------
         Liquidity and capital resources. Working capital deficit decreased $395,000 in 2002 over 2001 primarily as a result of collection of accounts receivable, which declined $366,000 due to improved collections. Net cash provided by operating activities was $232,000 down from $674,000 in the first six months of 2001. 2001 was much higher than normal due to a significant cash sale in March 2001 when the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to an unaffiliated Japanese Company (for use exclusively in Japan) for a one-time license fee of $1.5 million. This transaction had a material effect on the results of operations reported by the Company for the first six months of 2001. Excluding this license fee, 2001 cash used by operating activities would have been approximately $826,000 which would have resulted in an increase in cash provided by operating activities in 2002 of $1,058,000.

         Capital expenditures are down $810,000 from $1,068,000 for the first six months of 2001 to $258,000 in 2002. Major expenditures for 2001 included the acquisition of Maxcess Verso software, acquisition of Pigasus Wings software, internally developed software and computer equipment. 2002 capital expenditures include internally developed software and computer equipment purchases.

         Management believes that liquidity and capital resources should be adequate to fund operations and expected reductions in bank debt during 2002 and into 2003. As of June 30, 2002, the Company was in compliance with all of its loan covenants. The Company's primary bank renewed and extended the terms of its credit agreement for an additional year to June 2, 2003. The credit facility is a $1.6 million revolving line of credit, which decreases by $175,000 each quarter on September 30, 2002, December 31, 2002 and March 31, 2003 consistent with the Company's forecasted declining requirements for financing.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                  March 31, 2002


RESULTS OF OPERATIONS
---------------------
First Six Months of 2002 as Compared to First Six Months of 2001
----------------------------------------------------------------
         Net sales decreased $1,484,000 or 31% from $4,716,000 in 2001 to $3,232,000 in 2002. In March 2001, the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to an unaffiliated Japanese Company (for use exclusively in Japan) for a one-time license fee of $1.5 million. This transaction had a material positive effect on the results of operations reported by the Company for the first six months of 2001. Excluding this license fee, sales were essentially unchanged from $3,216,000 in 2001 versus $3,232,000 in 2002.

         Cost of sales decreased $1,124,000 or 38% as a result of major cost reductions in payroll and production costs in late 2001. Gross margins improved from 38% in 2001 to 44% in 2002. 2001 gross margins were unusually high primarily as a result of the licensing of the Remarc(TM) database as described above, which had insignificant costs associated with its production and delivery. Excluding this transaction, gross margins which would have been 9% in 2001 improving to 44% in 2002.

         Selling, general and administrative expenses decreased $791,000 or 37% in 2002 as a result of major expense reductions in administrative and sales and marketing payroll and expenses. 2002 general & administrative expenses include $477,000 in legal expenses due primarily to the ongoing dispute with the Company's former general counsel, Robert H. Bretz. (See
Note 7 of Notes to Unaudited Consolidated Financial Statements).

         Income/(loss) from operations increased $433,000 from a loss of $353,000 in 2001 to an income of $80,000 in 2002. The first six months of 2001 would have been a loss from operations of $1,853,000 excluding the effect of the above Remarc(TM) license fee of $1.5 million.

         Interest expense/other income/(expense) was $36,000 in 2002 down from $64,000 in 2001 due to lower average borrowings, lower interest rates and bad debt collection.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q


         Provision for taxes based on income in 2002 and 2001 reflect minimum state tax payments and the effect of federal and state net operating loss carryforwards (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

         Minority interests reflects the outside owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002 compared to the two majority-owned (61%) subsidiaries, Dataquad and Librarycard in 2001. The reduction of $170,000 in the minority interests in the losses of majority-owned subsidiaries reflects the major reductions in payroll and expenses and a substantial curtailment of the losses of these two subsidiaries. Having exhausted the minority investor's capital, the Company must now recognize 100% of the losses for LibraryCard, although these losses are now immaterial.

         Net income was $55,000 in 2002 compared to a net loss of $237,000 in 2001, an improvement of $292,000. Both basic and diluted earnings per share were $0.01 in 2002 compared to a loss per share of $0.09 in 2001. The 2001 net loss would have been approximately $1,737,000 excluding the Remarc(TM) database license fee (as described above) of $1.5 million, which represents a net income improvement of $1,792,000 in 2002. The 2001 net loss would have resulted in a basic and diluted loss per share of approximately $0.35, excluding the Remarc(TM) database license fee (as described above) of $1.5 million.


Second Quarter of 2002 as Compared to Second Quarter of 2001
------------------------------------------------------------
         Net sales were essentially unchanged at $1,596,000 in 2002 as compared to $1,594,000 in 2001.

         Cost of sales decreased $501,000 or 37% as a result of major cost reductions in payroll and production costs in late 2001. Gross margins improved from 14% in 2001 to 46% in 2002 as the Company has refocused on its core library ASP (Application Software Provider) services business.

         Selling, general and administrative expenses decreased $335,000 or 33% in 2002 as a result of major reductions in administrative and sales and marketing payroll and expenses in late 2001. 2002 general & administrative expenses also include $216,000 in legal expenses due primarily to the ongoing dispute with the Company's former general counsel, Robert H. Bretz. (See Note 7 of Notes to Unaudited Consolidated Financial Statements).

         Income from operations increased $839,000 from a loss of $800,000 in 2001 to net income of $39,000 in 2002 as a result of substantial cost and expense reduction measures in late 2001.

                               AUTO-GRAPHICS, INC.
                                   Form 10-Q


         Interest expense/other income/(expense) was $11,000 in 2002 down from $29,000 in 2001 due to lower average borrowings, lower interest rates and bad debt collections.

         Provision for taxes based on income in 2002 and 2001 reflect minimum state tax payments and the effect of federal and state net operating loss carryforwards (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

         Minority interests reflects the outside owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002 compared to the two majority-owned (61%) subsidiaries, Dataquad and Librarycard in 2001. The reduction of $80,000 in the minority interests in the losses of majority-owned subsidiaries reflects the major reductions in payroll and expenses and a substantial curtailment of the losses of these two subsidiaries. Having exhausted the minority investor's capital, the Company must now recognize 100% of the losses for LibraryCard, although these losses are now immaterial.

         Net income was $27,000 in 2002 compared to a net loss of $689,000 in 2001, an improvement of $718,000. Both basic and diluted earnings per share were $0.01 in 2002 compared to a net loss per share of $0.14 in 2001 for the reasons covered above.


         This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


Recently Issued Accounting Pronouncements

         See Note 8 to Unaudited Condensed Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On May 9, 2001 the Company terminated its long-time outside counsel, Robert H. Bretz, who had provided legal services and was compensated through his professional corporation, Robert H. Bretz, PC. Mr. Bretz is also a former director of the Company. Following Mr. Bretz' termination he began to file lawsuits for and on behalf of the Company that had not been authorized by Company's management or the Board of Directors. On August 8, 2001 one particular case filed by Mr. Bretz in the name of the Company, Case No. BC252517, was dismissed by the Los Angeles California Superior Court holding that the Action by Unanimous Written Consent signed solely by Mr. Bretz in reference to the filing of the case was invalid because it failed to satisfy the requirements of California Corporations Code Section 307(b).

         On June 29, 2001 the Company filed Case No. BC353322 in Los Angeles California Superior Court captioned Auto-Graphics, Inc. vs. Robert H Bretz et al., alleging breach of fiduciary duty by Mr. Bretz and that Mr. Bretz had become disruptive and harmful to the business operations of the Company and damaged the Company by his various actions including his excessive billings to the Company.

         As a response to the complaint filed by the Company, Mr. Bretz filed a derivative cross-complaint against three of the Company's officers, Robert
S. Cope, Michael K. Skiles and Michael F. Ferguson for breach of fiduciary duty, fraud & deceit, misrepresentation, breach of contract/employment, removal for cause and other declaratory and injunctive relief. The original cross-complaint was filed on July 16, 2001 in Los Angeles
California Superior Court under Case No. BC353322. The Company's management believes that the derivative cross-complaint filed by Mr. Bretz does not have any merit and that the Company will eventually prevail. The court ruled that the derivative cross-complaint was unlikely to benefit the Company or its shareholders and ordered Mr. Bretz to post the maximum ($50,000) bond in order to continue his lawsuit. The Company was notified that Mr. Bretz posted the bond on March 21, 2001. Mr. Bretz filed a motion to exonerate the bond or for reconsideration of the court order to post the bond. The court ruled against Mr. Bretz and upheld the bond requirement.
Mr. Bretz has since appealed the ruling to the Court of Appeal of the State of California, Second Appellate District.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                          PART II - OTHER INFORMATION


         On December 10, 2001, Mr. Bretz filed another complaint in Los Angeles Superior Court under Case No. BC263256 against the Company, two of the Company's officers, Robert S. Cope and Daniel E. Luebben, the Company's general counsel, Craig O. Dobler, and a director, James R. Yarter. The complaint seeks to enforce a director's inspection and copying rights under California Corporations Code Section 1602 and seeks injunctive relief, attorney's fees and costs. The Company has denied access to some documents by Mr. Bretz until a suitable protective order may be implemented to protect the Company's interests. The Company and individual defendants filed a demurrer (a formal objection to the legal sufficiency of the opponent's pleading). In response, Mr. Bretz amended his complaint and has dismissed all of the above individual defendants. The Company intends to file a motion for summary judgement, because Mr. Bretz is no longer a director.

         On February 19, 2002, Robert H. Bretz amended a complaint in Federal District Court under Case No. CV 01-5891 CAS originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking the 2001 annual shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or be implemented until after a further hearing on March 22, 2002. The 2001 annual shareholder's meeting was conducted on February 27, 2002 and adjourned solely for the purpose of consideration on March 27, 2002 of a shareholder proposal sponsored by Mr. Bretz establishing a maximum age limit for directors of 67 years, which was the subject of a supplemental proxy statement later issued on March 4, 2002. On March 27, 2002, the vote was conducted at the adjourned meeting on the shareholder proposal. On April 26, 2002 the court issued its ruling, which denied the request by Mr. Bretz for a preliminary injunction and authorized the Company to release and implement the results of the vote from its February 27, 2002 shareholder meeting following completion of the vote on the shareholder proposal. As a result of a vote by the shareholders of the Company, Mr. Bretz is no longer a director of the company.

         The Company has filed complaints with the California State Bar alleging violations of ethics codes by Mr. Bretz and the State Bar has conducted an investigation of the matter. The Company believes that the State Bar intends to bring a disciplinary action against Mr. Bretz.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                          PART II - OTHER INFORMATION


         The Company filed a complaint in Los Angeles, California, Superior Court, Case No. BC261175 on November 6, 2001 against Pigasus, Inc. and its principals, Arthur and Candy Zemon. The suit alleges a lack of informed consent, fraud, deceit, intentional and negligent misrepresentation, lack of consideration, and breach of contract and seeks to rescind the contract for the Company's acquisition of the Wings software developed by Pigasus and seeks damages in excess of $400,000. Subsequently, Pigasus Software, Inc., Arthur Zemon and Candace Zemon filed suit in the Circuit Court of Saint Charles County, State of Missouri, Civil Action No. 01CV129525, against Auto-Graphics, Inc. for breach of contract, and they seek damages in excess of $500,000. Both actions were removed to the local Federal District Courts and the California District Court has transferred the matter to the District Court in Missouri. The parties reached an agreement in principle on a settlement following the delivery of a fully functional and compilable ISO interlibrary loan software system by Pigasus to the Company in July 2002. The settlement is in the process of being documented by the parties and should not have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company issued a definitive proxy statement on June 10, 2002 in preparation for the Company's 2002 Annual Meeting of shareholders, which was held on July 17, 2002. The results of the vote of the shareholders present in person and by proxy at the 2002 Annual Meeting are as follows:

1. Robert S. Cope, James R. Yarter and Thomas J. Dudley were elected as directors of the Company effective July 17, 2002. Messrs. Cope, Yarter and Dudley each received 3,352,935 votes cast for election (98.9%), 36,300 votes cast as withhold (1.1%) and no votes cast as abstentions out of a total of 3,389,235 votes cast cumulatively. Robert H. Bretz nominated himself at the Meeting to serve as a director and cast a total of 1,599,000 votes cumulatively in person and by proxy for his election, however, Mr. Bretz was not elected.

2.   The amendment to the Bylaws to change the date for the Annual
Meeting of Shareholders from May 15th to the second Wednesday in June, or, as established by the Board of Directors, but not later than September 30 was approved with 3,352,935 votes cast for the amendment to the Bylaws (85.5%), 569,300 votes cast against the amendment (14.5%) and no votes cast as abstentions out of a total of 3,922,235 votes cast.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                          PART II - OTHER INFORMATION


3. The shareholder proposal sponsored by Robert H. Bretz that the Company's Bylaws, Article III, Section 3, be amended to establish the maximum age for service as a director to be 68 years old was defeated with 2,531,530 votes cast against (79.0%), 673,350 votes cast for the amendment (21.0%), and 3,350 votes cast as abstentions out of a total of 3,208,230 votes cast.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

                  10.54 Second Amendment to Amended and Restated Credit Agreement between Wells Fargo and Auto-Graphics, Inc. dated June 4, 2002.

                  10.55 Reducing Revolving Note Wells Fargo Bank and Auto-Graphics, Inc. dated June 4, 2002.


           (b)  None.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUTO-GRAPHICS, INC.



Date:  August 14, 2002           By:  /s/ Robert S. Cope
     -------------------         ------------------------------------
                                 Robert S. Cope
                                 Chairman of the Board and President



Date:  August 14, 2002           By:  /s/ Daniel E. Luebben
     -------------------         ------------------------------------
                                 Daniel E. Luebben
                                 Chief Financial Officer
                                   and Secretary