Form 10-Q
period 2002-09-30
AUTO GRAPHICS INC
filed 2002-11-14
CIK 8598

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                 FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:

        September 30, 2002                Commission File Number 0-4431
----------------------------------     -----------------------------------


                             AUTO-GRAPHICS, INC.
--------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            California                                 95-2105641
---------------------------------         --------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification Number)


     3201 Temple Avenue, Pomona, California                   91768
     ----------------------------------------              ------------
     (Address of principal executive offices)               (zip code)


Registrant's telephone number, including area code:  (909) 595-7204
                                                   ----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X          No
                              -------          -------


Total shares of Common Stock outstanding:  4,997,234 (1)
                                         ---------------

(1) The Company has filed a motion in Federal District Court under Case No. CV 01-5891 PA seeking to impose a constructive trust over 231,000 shares of Common Stock for the benefit of Auto-Graphics, Inc. and its shareholders (See Part II - Legal Proceedings).

                             AUTO-GRAPHICS, INC.

                                 Form 10-Q

                             September 30, 2002



                              TABLE OF CONTENTS


          Part I - Financial Information                             3

          Unaudited Condensed Consolidated Statements of
            Operations and Comprehensive Income (Loss) for
            Nine Months Ended September 30, 2002 and 2001            3

          Unaudited Condensed Consolidated Statements of
            Operations and Comprehensive Income (Loss) for
            Three Months Ended September 30, 2002 and 2001           4

          Unaudited Condensed Consolidated Balance Sheets
            September 30, 2002 and December 31, 2001                 5

          Unaudited Condensed Consolidated Statements
            of Cash Flows For Nine Months Ended
            September 30, 2002 and 2001                              6

          Notes to the Unaudited Condensed
            Consolidated Financial Statements                        7

          Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                           17

          Part II - Other Information                               23

          Signatures                                                26

          Certifications                                            27

                            AUTO-GRAPHICS, INC.

                                 Form 10-Q

                       PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       Unaudited Condensed Consolidated
            Statements of Operations and Comprehensive Income (Loss)
             For the Nine Months Ended September 30, 2002 and 2001

                                                2002           2001
                                             ----------     ----------

Net sales (See Note 3)                       $4,866,022     $6,658,139

Costs and expenses:
  Cost of sales                               2,708,909      4,597,657
  Selling, general & administrative           2,063,570      3,402,704
                                             ----------     ----------
  Total costs and expenses                    4,772,479      8,000,361
                                             ----------     ----------
Income (loss) from operations                    93,543     (1,342,222)

  Interest/other                                (44,712)      (102,488)
                                             ----------     ----------
Income (loss) before taxes                       48,831     (1,444,710)

  Provision (benefit) for taxes
    based on income (See Note 4)                  4,600       (213,915)

  Minority interest                             (40,779)      (252,863)
                                             ----------     ----------
Net income (loss) and
  comprehensive income (loss)                $   85,010     $ (977,932)
                                             ==========     ==========

Basic earnings (loss) per share              $     0.02     $    (0.20)

  Weighted average shares outstanding         4,997,234      4,997,234

Diluted earnings (loss) per share            $     0.02     $    (0.20)

  Weighted average shares outstanding         5,109,734      4,997,234


   See Notes to Unaudited Condensed Consolidated Financial Statements

                             AUTO-GRAPHICS, INC.

                                  Form 10-Q

                       Unaudited Condensed Consolidated
            Statements of Operations and Comprehensive Income (Loss)
              For Three Months Ended September 30, 2002 and 2001

                                                2002           2001
                                             ----------     ----------

Net sales (See Note 3)                       $1,633,762     $1,942,027

Costs and expenses:
  Cost of sales                                 904,066      1,668,674
  Selling, general & administrative             715,104      1,263,235
                                             ----------     ----------
  Total costs and expenses                    1,619,170      2,931,909
                                             ----------     ----------
Income (loss) from operations                    14,592       (989,882)

  Interest/other expense                         (8,786)       (37,704)
                                             ----------     ----------
Income (loss) before taxes                        5,806     (1,027,586)

  Provision (benefit) for taxes
    based on income (See Note 4)                  1,600       (219,131)

  Minority interest                             (26,615)       (67,956)
                                             ----------     ----------
Net income (loss) and
  comprehensive income (loss)                $   30,821     $ (740,499)
                                             ==========     ==========

Basic earnings (loss) per share              $     0.01     $    (0.15)

  Weighted average shares outstanding         4,997,234      4,997,234

Diluted earnings (loss) per share            $     0.01     $    (0.15)

  Weighted average shares outstanding         5,211,401      4,997,234


   See Notes to Unaudited Condensed Consolidated Financial Statements

                               AUTO-GRAPHICS, INC.

                                   Form 10-Q

                 Unaudited Condensed Consolidated Balance Sheets
                     September 30, 2002 and December 31, 2001

ASSETS                                           2002            2001
----------------------------------------     -----------     -----------
                                                              (Audited)
Current Assets:
  Cash & cash equivalents                    $    22,462     $   122,029
  Accounts receivable, less allowance
    for doubtful accounts ($145,000 in
    2002 and 2001)                               444,102         695,789
  Unbilled production costs                       15,639          11,013
  Other current assets                           277,224         210,288
                                             -----------     -----------
Total current assets                             759,427       1,039,119

Software, net                                  3,400,417       3,458,256
Equipment, furniture and leasehold
  improvements, net                              901,038       1,216,175
Other assets                                      70,546          87,210
                                             -----------     -----------
                                             $ 5,131,428     $ 5,800,760
                                             ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current liabilities:
  Accounts payable                           $   366,125     $   361,421
  Deferred income                                896,894       1,255,006
  Other accrued liabilities                      291,529         205,316
  Accrued payroll and related
    liabilities                                  202,439         468,408
  Notes Payable                                1,184,004       1,380,427
                                             -----------     -----------
Total current liabilities                      2,940,991       3,670,578

  Deferred taxes based on income                 151,600         148,900
                                             -----------     -----------
Total liabilities                              3,092,591       3,819,478

Minority interests                              (160,492)       (119,714)

Stockholders' equity:
  Notes receivable - stock                       (73,297)        (75,364)
  Common stock, 12,000,000
    shares authorized, 4,997,234
    shares issued and outstanding
    in 2002 and 2001                           4,201,755       4,201,755
  Accumulated deficit                         (1,929,407)     (2,014,414)
  Accumulated comprehensive income (loss)            278         (10,981)
                                             -----------     -----------
Total stockholders' equity                     2,199,329       2,100,996
                                             -----------     -----------
                                             $ 5,131,428     $ 5,800,760
                                             ===========     ===========


   See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.

                                  Form 10-Q

                      Unaudited Statements of Cash Flows
             For the Nine Months Ended September 30, 2002 and 2001

                                                   2002             2001
                                                ----------       ----------
Cash flows from operating activities:
Decrease in Cash
  Net income (loss)                             $   85,010       $ (977,932)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
  Depreciation and amortization                    876,280        1,078,172
  Allowance for doubtful accounts                                    50,000
  Deferred income taxes                                            (219,131)
  Minority interest                                (40,779)        (252,863)
Changes in operating assets
    and liabilities:
    Accounts receivable                            241,398          564,462
    Unbilled production costs                       (4,626)         195,931
    Other current assets                           (69,831)         (13,650)
    Other assets                                    16,651               --
    Accounts payable                                 6,452           32,182
    Deferred income                               (351,094)        (146,631)
    Other accrued liabilities                       88,601          160,270
    Accrued payroll and
      related liabilities                         (261,374)          (4,028)
                                                ----------       ----------
Net cash provided by
  operating activities                             586,688          466,782
Cash flows from investing activities:
  Capital expenditures                            (505,840)      (1,036,893)
Cash flows from financing activities:
  Net principal borrowings (payments)
    under debt agreements                         (196,428)         311,161
  Sale of capital stock, net                         2,067            2,136
                                                ----------       ----------
Net cash provided by (used in)
  financing activities                            (194,361)         313,297
                                                ----------       ----------
Net decrease in cash                              (113,513)        (256,814)
  Foreign currency effect on cash                   13,946               --
Cash & cash equivalents at beginning of year       122,029        1,202,442
                                                ----------       ----------
Cash & cash equivalents at end of period        $   22,462       $  945,628
                                                ==========       ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                    $   79,679       $  135,355
    Income taxes                                     6,917            2,147


   See Notes to Unaudited Condensed Consolidated Financial Statements

                              AUTO-GRAPHICS, INC.

                                  Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements

                               September 30, 2002


NOTE 1.  Basis of Presentation

         The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001 and the statement of cash flows for the nine months ended September 30, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission("SEC"). The consolidated financial statements include the accounts of Auto-Graphics, Inc., its wholly-owned and its majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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


NOTE 2.  Business

         As of September 30, 2002, the Company was in compliance with all of its loan covenants. The Company's primary bank renewed and extended the terms of its credit agreement for an additional year through June 2, 2003. The credit facility is a $1.6 million revolving line of credit, which decreases by $175,000 each quarter on September 30, 2002, December 31, 2002 and March 31, 2003 consistent with the Company's forecasted declining requirements for bank financing.

         In March 2001, the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to a Japanese Company for use exclusively in Japan for a one-time payment of $1.5 million. This transaction has had a material positive effect on the results of operations reported by the Company for the first nine months ended September 30, 2001.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002


         Asset Purchase of Maxcess Library Systems Verso Software: In February 2001, the Company completed the purchase of software, customer contracts and related assets of Maxcess Library Systems, Inc. The Verso software product expands the Company's ASP (Application Service Provider) product line into the integrated library automation business.

         Asset Purchase of Pigasus Wings Software: In June 2001, the Company acquired the software and rights to Wings, an ISO compliant inter-library loan software program developed by Pigasus, Inc. On November 6, 2001, the Company filed suit against Pigasus, Inc. and its principals
(See Note 7 Legal Proceedings). In August 2002, following delivery by Pigasus of a complete and fully functional ISO (International Standards Organization) compliant interlibrary loan software product, the Company concluded the acquisition of the Wings software product in settlement of the lawsuit. The Wings software will provide ISO compliant functionality for the Company's Impact/ONLINE(TM) interlibrary loan software module currently in use at over 10,000 libraries.


Note 3.  Operating Segments

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements.

        The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the nine months ended September 30, 2002, and 2001:

                                     2002              2001
                                 -----------       -----------
Geographic areas
    Net sales
        United States            $ 4,249,407       $ 4,064,376
        Foreign - Canada/Other       616,615         2,593,763
    Long-lived assets, net
        United States              4,280,029         5,002,663
        Foreign - Canada              21,426            80,245

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            Net Income    Shares    Per Share
                                            ----------  ----------  ---------
Three months ended September 30, 2002
-------------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                   $   30,821   4,997,234  $    0.01
  Effect of dilutive securities
    Stock options                                          214,167
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                   $   30,821   5,211,401  $    0.01

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002


Note 5.  Earnings Per Share (Continued)

                                            Net Income    Shares    Per Share
                                            ----------  ----------  ---------
Three months ended September 30, 2001
-------------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                  ($  740,499)  4,997,234 ($    0.15)
  Effect of dilutive securities
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                  ($  740,499)  4,997,234 ($    0.15)

Nine months ended September 30, 2002
------------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                   $   85,010   4,997,234  $    0.02
  Effect of dilutive securities
    Stock options                                          112,500
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                   $   85,010   5,109,734  $    0.02

Nine months ended September 30, 2001
------------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                  ($  977,932)  4,997,234 ($    0.20)
  Effect of dilutive securities
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                  ($  977,932)  4,997,234 ($    0.20)

         The Company has filed a motion in Federal District Court under Case No. CV 01-5891 PA seeking to impose a constructive trust over 231,000 shares of Common Stock for the benefit of Auto-Graphics, Inc. (See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements).

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002


Note 6.  Stock Option Plans

         As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has continued to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations.

         The Company adopted a 1997 Non-qualified Stock Option Plan effective December 31, 1997. The Plan consists of 300,000 shares of the Company's authorized but unissued Common Stock which shares have been reserved for possible future issuance under the Plan. The plan is a non-qualified plan covering only senior executives and related persons. As of September 30, 2002, there were no outstanding grants of options under the plan and no grants are currently planned.

         The Company adopted a qualified and non-qualified stock option plan following approval by its shareholders at its 2001 annual shareholder's meeting held on February 27, 2002. The plan consists of 499,000 shares with approximately 350,000 qualified shares reserved for employees and 149,000 non-qualified shares reserved for directors. On May 3, 2002, the Company's Board of Directors granted stock options for 220,000 shares of the Company's restricted Common Stock to an outside director (60,000 non-qualified shares), and officers and technical staff (160,000 qualified shares). On July 17, 2002, the Company's Board of Directors granted stock options for 35,000 non-qualified shares of the Company's restricted Common Stock to its outside directors.

         In June 2000, 700,000 shares each of Dataquad and LibraryCard Common Stock were sold to a trustee (Corey M. Patick) on a note to be held in trust ("trust shares") for use in a future stock purchase/option plan. As a result of the issuance, the Company's interest in the subsidiaries was diluted which resulted in a charge to Stockholders' Equity in the amount of $104,769. In January 2001, Robert S. Cope replaced Mr. Patick as trustee for the above trust shares. Under the trust agreement, the subsidiaries have the option to repurchase the stock on December 31, 2002. The effect of the repurchase would be a charge to earnings of approximately $120,000, a net increase in Minority Interests and a corresponding decrease in Stockholder's Equity of up to $280,500 ($180,250 for Dataquad and $100,250 for LibraryCard). In July, 2002 the Company exercised its right of first refusal and acquired 1,919,400 shares of common stock in each of its majority-owned subsidiaries, Dataquad, Inc. and LibraryCard, Inc. from a major investor bringing the Company's ownership to 6,609,400 (85.8%) in each subsidiary.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002


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

         On June 29, 2001 the Company filed Case No. BC253322 in Los Angeles California Superior Court captioned Auto-Graphics, Inc. vs. Robert H Bretz et al., alleging breach of fiduciary duty by Mr. Bretz and that Mr. Bretz had become disruptive and harmful to the business operations of the Company and damaged the Company by his various actions including his excessive billings to the Company. In retaliation to the complaint filed by the Company, Mr. Bretz filed a derivative cross-complaint against three of the Company's officers, Robert S. Cope, Michael K. Skiles and Michael F. Ferguson for breach of fiduciary duty, fraud & deceit, misrepresentation, breach of contract/employment, removal for cause and other declaratory and injunctive relief. The original cross-complaint was filed on July 16, 2001 in Los Angeles California Superior Court under Case No. BC253322. The Company's management believes that the derivative cross-complaint filed by Mr. Bretz does not have any merit and that the Company will eventually prevail. The court ruled that the derivative cross-complaint was unlikely to benefit the Company or its shareholders and ordered Mr. Bretz to post the maximum ($50,000) bond in order to continue his lawsuit. The Company was notified that Mr. Bretz posted the bond on March 21, 2001. Mr. Bretz filed a motion to exonerate the bond or for reconsideration of the court order to post the bond. The court ruled against Mr. Bretz and upheld the bond requirement. Mr. Bretz appealed the ruling to the Court of Appeal of the State of California, Second Appellate District. The court of appeal ruled against Mr. Bretz and denied the appeal. Mr. Bretz filed a motion for summary judgement in this case, which was denied by the court at a hearing on November 8, 2002. Mr. Bretz also filed a motion to dismiss the derivative cross-complaint against the Company (a nominal defendant) and against the above three officers, which was granted by the court at the same hearing. Mr. Bretz also filed a motion to exonerate his $50,000 bond, which was deferred by the court to a hearing on January 14, 2003. The Company intends to seek recovery of the bond as reimbursement for legal fees expended in defending the Company and its officers in the cross-complaint.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002


         On December 10, 2001, Mr. Bretz filed another complaint in Los Angeles Superior Court under Case No. BC263256 against the Company, two of the Company's officers, Robert S. Cope and Daniel E. Luebben, the Company's general counsel, Craig O. Dobler, and a director, James R. Yarter. The complaint seeks to enforce a director's inspection and copying rights under California Corporations Code ("CCC") Section 1602 and seeks injunctive relief, attorney's fees and costs. The Company and individual defendants filed a demurrer (a formal objection to the legal sufficiency of the opponent's pleading). In response, Mr. Bretz amended his complaint and has dismissed all of the above individual defendants. The Company has provided Mr. Bretz with copies of the minutes of the Board of Director meetings and copies of the Company's financial statements to which Mr. Bretz is entitled as a shareholder, but is withholding other documents pending a final determination by the court. At a hearing on November 8, 2002, the court denied a motion for summary judgement filed by Mr. Bretz.

         On February 19, 2002, Robert H. Bretz amended a complaint in Federal District Court under Case No. CV 01-5891 PA originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking the 2001 annual shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or be implemented until after a further hearing on March 22, 2002. The 2001 annual shareholder's meeting was conducted on February 27, 2002 and adjourned solely for the purpose of consideration on March 27, 2002 of a shareholder proposal sponsored by Mr. Bretz establishing a maximum age limit for directors of 67 years, which was the subject of a supplemental proxy statement later issued on March 4, 2002. On March
27, 2002, the vote was conducted at the adjourned meeting on the shareholder proposal. On April 26, 2002 the court issued its ruling, which denied the request by Mr. Bretz for a preliminary injunction and authorized the Company to release and implement the results of the vote from its February 27, 2002 shareholder meeting following completion of the vote on the shareholder proposal. As a result of a vote by the shareholders, Mr. Bretz is no longer a director of the Company. The Company recently filed a motion to disqualify Mr. Bretz as a derivative plaintiff and establish a constructive trust for 231,000 shares of Company stock and cash received by Mr. Bretz from defendant, Steve White. At a hearing on October 4, 2002, the court heard oral arguments, took the matter under submission and is expected to rule shortly.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002


         The Company has filed complaints with the California State Bar alleging violations of ethics codes by Mr. Bretz and the State Bar has conducted an investigation of the matter. The State Bar has announced publicly that charges were filed against Mr. Bretz on September 26, 2002. The State Bar complaint contains nine counts, eight of which were based on information provided by the Company.

         Recently, a former officer, Corey M. Patick and Mr. Bretz have offered to terminate the above lawsuits if a shareholder group led by Robert S. Cope, the Company's Chairman and President, will purchase 1,000,000 shares of the Company's outstanding Common Stock for $1.08 per share (having a current market price of $0.45 per share). It is the Company's understanding that no Schedule 13d's have been filed with the SEC by Messrs. Patick and Bretz reporting their shareholder group's holdings (which exceed 20% of the outstanding shares) and their intentions. No agreement has been entered and Mr. Bretz' conduct was reported to the court in the motion to remove Mr.
Bretz as a derivative plaintiff in Case No. CV 01-5891 PA.

         The Company filed a complaint in Los Angeles, California, Superior Court, Case No. BC261175 on November 6, 2001 against Pigasus, Inc. and its principals, Arthur and Candy Zemon. The suit alleges a lack of informed consent, fraud, deceit, intentional and negligent misrepresentation, lack of consideration, and breach of contract and seeks to rescind the contract for the Company's acquisition of the Wings software developed by Pigasus and seeks damages in excess of $400,000. Subsequently, Pigasus Software, Inc., Arthur Zemon and Candace Zemon filed suit in the Circuit Court of Saint Charles County, State of Missouri, Civil Action No. 01CV129525, against Auto-Graphics, Inc. for breach of contract, and they seek damages in excess of $500,000. Both actions were removed to the local Federal District Courts and the California District Court has transferred the matter to the District Court in Missouri. The parties reached an agreement in principle on a settlement following the delivery of a fully functional and compilable ISO interlibrary loan software system by Pigasus to the Company in July 2002. The settlement was concluded on August 21, 2002.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002


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

                              AUTO-GRAPHICS, INC.
                                  Form 10-Q

                         Notes to Unaudited Condensed
                      Consolidated Financial Statements
                              September 30, 2002


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

                               September 30, 2002


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

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q

                                  September 30, 2002


         The Company amortizes its software development costs in accordance with the estimated economic life of the software, which generally is seven years. Studies within the library community have indicated that the typical library automation system once installed remains in use for an average of approximately 10 years. Because libraries are generally under-funded, libraries frequently cannot afford the latest computer hardware and software and therefore tend to utilize their system for a longer period of time than in the commercial world. The Company's typical product lifecycle has been about 15 years, which was true for its prior film/fiche product line, current CD-ROM product line and current Internet/Web product line, which has now been deployed for eight years and is still growing. To the extent the average actual useful life varies significantly from the estimated useful life, amortization expense may be understated or overstated. Generally, amorti-zation expense averages less than 10% of the corresponding revenue stream.

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

                               AUTO-GRAPHICS, INC.
                                   Form 10-Q

                                 September 30, 2002


FINANCIAL CONDITION

December 31, 2001 to September 30, 2002
----------------------------------
         Liquidity and capital resources. Working capital deficit decreased $450,000 in 2002 over 2001 primarily as a result of a decrease in deferred income, accrued payroll and notes payable. Net cash provided by operating activities was $587,000 up $120,000 from $467,000 in the first nine months of 2001. 2001 included a significant cash sale in March 2001 when the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to an unaffiliated Japanese Company (for use exclusively in Japan) for a one-time license fee of $1.5 million. This transaction had a material positive effect on the results of operations reported by the Company for the first nine months of 2001.

         Capital expenditures are down $531,000 from $1,037,000 for the first nine months of 2001 to $506,000 in 2002. Major expenditures for 2001 included the acquisition of Maxcess Verso software, acquisition of Pigasus Wings software, internally developed software and computer equipment. 2002 capital expenditures include internally developed software, acquisition of Pigasus Wings software and computer equipment.

         Management believes that liquidity and capital resources should be adequate to fund operations and expected reductions in bank debt during 2002 and into 2003. As of September 30, 2002, the Company was in compliance with all of its loan covenants. The Company's primary bank renewed and extended the terms of its credit agreement for an additional year to June 2, 2003. The credit facility is a $1.6 million revolving line of credit, which decreases by $175,000 each quarter on September 30, 2002, December 31, 2002 and March 31, 2003 consistent with the Company's forecasted declining requirements for financing.

                               AUTO-GRAPHICS, INC.
                                    Form 10-Q


RESULTS OF OPERATIONS
---------------------
First Nine Months of 2002 as Compared to First Nine Months of 2001
------------------------------------------------------------------
         Net sales decreased $1,792,000 or 27% from $6,658,000 in 2001 to $4,866,000 in 2002. In March 2001, the Company licensed the use of its REMARC(TM) bibliographic database of Library of Congress pre-1968 holdings to an unaffiliated Japanese Company (for use exclusively in Japan) for a one-time license fee of $1.5 million. This transaction had a material positive effect on the results of operations reported by the Company for the first nine months of 2001. Excluding this license fee, sales were down $292,000 from $5,158,000 in 2001 versus $4,866,000 in 2002 due primarily to sales declines in the Company's Canadian subsidiary.

         Cost of sales decreased $1,889,000 or 41% as a result of major cost reductions in payroll and production costs in late 2001. Gross margins improved from 31% in 2001 to 44% in 2002. 2001 gross margins were unusually high primarily as a result of the licensing of the Remarc(TM) database as described above, which had insignificant costs associated with its production and delivery. Excluding this transaction, gross margins which would have been 11% in 2001 improving to 44% in 2002.

         Selling, general and administrative expenses decreased $1,339,000 or 39% in 2002 as a result of major expense reductions in administrative and sales and marketing payroll and expenses in late 2001. 2002 general & administrative expenses include $750,000 in legal expenses due primarily to the ongoing lawsuits initiated by the Company's former general counsel, Robert H. Bretz. (See Note 7 of Notes to Unaudited Consolidated Financial Statements).

         Income/(loss) from operations increased $1,436,000 from a loss of $1,342,000 in 2001 to an income of $94,000 in 2002. The first nine months of 2001 would have been a loss from operations of $2,842,000 excluding the effect of the above Remarc(TM) license fee of $1.5 million.

         Interest/other expense was $45,000 in 2002 down from $102,000 in 2001 due to lower average borrowings, lower interest rates and bad debt collection.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q


         Provision for taxes based on income in 2002 and 2001 reflect minimum state tax payments and the effect of federal and state net operating loss carryforwards (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

         Minority interests reflects the outside owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002 compared to the two majority-owned (85%) subsidiaries, Dataquad and Librarycard in 2001. The reduction of $212,000 in the minority interests in the losses of majority-owned subsidiaries reflects the major reductions in payroll and expenses and a substantial curtailment of the losses of these two subsidiaries. Having exhausted the minority investor's capital, the Company must now recognize 100% of the losses for LibraryCard, although these losses are now immaterial.

         Net income was $85,000 in 2002 compared to a net loss of $978,000 in 2001, an improvement of $1,063,000. Both basic and diluted earnings per share were $0.02 in 2002 compared to a loss per share of $0.20 in 2001. The 2001 net loss would have been approximately $2,478,000 excluding the Remarc(TM) database license fee (as described above) of $1.5 million, which represents a net income improvement of $2,563,000 in 2002. The 2001 net loss would have resulted in a basic and diluted loss per share of approximately $0.50, excluding the Remarc(TM) database license fee (as described above) of $1.5 million.


Third Quarter of 2002 as Compared to Third Quarter of 2001
------------------------------------------------------------
         Net sales were down $308,000 or 16% at $1,634,000 in 2002 as compared to $1,942,000 in 2001 due primarily to the completion of a major processing project in the Company's Canadian subsidiary in 2001.

         Cost of sales decreased $765,000 or 46% as a result of major cost reductions in payroll and production costs in late 2001. Gross margins improved from 14% in 2001 to 45% in 2002 as the Company has refocused on its core library ASP (Application Software Provider) services business.

         Selling, general and administrative expenses decreased $548,000 or 43% in 2002 as a result of major reductions in administrative and sales and marketing payroll and expenses in late 2001. 2002 general & administrative expenses also include $216,000 in legal expenses due primarily to the ongoing dispute with the Company's former general counsel, Robert H. Bretz. (See Note 7 of Notes to Unaudited Consolidated Financial Statements).

         Income from operations increased $1,005,000 from a loss of $990,000 in 2001 to an income of $15,000 in 2002 as a result of substantial cost and expense reduction measures in late 2001.

                               AUTO-GRAPHICS, INC.
                                   Form 10-Q


         Interest/other expense was $9,000 in 2002 down from $38,000 in 2001 due to lower average borrowings, lower interest rates and bad debt collections.

         Provision for taxes based on income in 2002 and 2001 reflect minimum state tax payments and the effect of federal and state net operating loss carryforwards (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

         Minority interests reflects the outside owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002 compared to the two majority-owned (61%) subsidiaries, Dataquad and Librarycard in 2001. The reduction of $41,000 in the minority interests in the losses of majority-owned subsidiaries reflects the major reductions in payroll and expenses and a substantial curtailment of the losses of these two subsidiaries. Having exhausted the minority investor's capital, the Company must now recognize 100% of the losses for LibraryCard, although these losses are now immaterial.

         Net income was $31,000 in 2002 compared to a net loss of $740,000 in 2001, an improvement of $771,000. Both basic and diluted earnings per share were $0.01 in 2002 compared to a net loss per share of $0.15 in 2001 for the reasons covered above.


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


Recently Issued Accounting Pronouncements

         See Note 8 to Unaudited Condensed Consolidated Financial Statements.


ITEM 4.  Controls and Procedures

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2002. No significant changes in internal controls or in other factors have occurred that could significantly affect controls subsequent to September 30, 2002.

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

         On June 29, 2001 the Company filed Case No. BC253322 in Los Angeles California Superior Court captioned Auto-Graphics, Inc. vs. Robert H Bretz et al., alleging breach of fiduciary duty by Mr. Bretz and that Mr. Bretz had become disruptive and harmful to the business operations of the Company and damaged the Company by his various actions including his excessive billings to the Company. In retaliation to the complaint filed by the Company, Mr. Bretz filed a derivative cross-complaint against three of the Company's officers, Robert S. Cope, Michael K. Skiles and Michael F. Ferguson for breach of fiduciary duty, fraud & deceit, misrepresentation, breach of contract/employment, removal for cause and other declaratory and injunctive relief. The original cross-complaint was filed on July 16, 2001 in Los Angeles California Superior Court under Case No. BC253322. The Company's management believes that the derivative cross-complaint filed by Mr. Bretz does not have any merit and that the Company will eventually prevail. The court ruled that the derivative cross-complaint was unlikely to benefit the Company or its shareholders and ordered Mr. Bretz to post the maximum ($50,000) bond in order to continue his lawsuit. The Company was notified that Mr. Bretz posted the bond on March 21, 2001. Mr. Bretz filed a motion to exonerate the bond or for reconsideration of the court order to post the bond. The court ruled against Mr. Bretz and upheld the bond requirement. Mr. Bretz appealed the ruling to the Court of Appeal of the State of California, Second Appellate District. The court of appeal ruled against Mr. Bretz and denied the appeal. Mr. Bretz filed a motion for summary judgement in this case, which was denied by the court at a hearing on November 8, 2002. Mr. Bretz also filed a motion to dismiss the derivative cross-complaint against the Company (a nominal defendant) and against the above three officers, which was granted by the court at the same hearing. Mr. Bretz also filed a motion to exonerate his $50,000 bond, which was deferred by the court to a hearing on January 14, 2003. The Company intends to seek recovery of the bond as reimbursement for legal fees expended in defending the Company and its officers in the cross-complaint.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                          PART II - OTHER INFORMATION


         On December 10, 2001, Mr. Bretz filed another complaint in Los Angeles Superior Court under Case No. BC263256 against the Company, two of the Company's officers, Robert S. Cope and Daniel E. Luebben, the Company's general counsel, Craig O. Dobler, and a director, James R. Yarter. The complaint seeks to enforce a director's inspection and copying rights under California Corporations Code ("CCC") Section 1602 and seeks injunctive relief, attorney's fees and costs. The Company and individual defendants filed a demurrer (a formal objection to the legal sufficiency of the opponent's pleading). In response, Mr. Bretz amended his complaint and has dismissed all of the above individual defendants. The Company has provided Mr. Bretz with copies of the minutes of the Board of Director meetings and copies of the Company's financial statements to which Mr. Bretz is entitled as a shareholder, but is withholding other documents pending a final determination by the court. At a hearing on November 8, 2002, the court denied a motion for summary judgement filed by Mr. Bretz.

         On February 19, 2002, Robert H. Bretz amended a complaint in Federal District Court under Case No. CV 01-5891 PA originally filed in June 2001 by Mr. Bretz in the name of the Company seeking a temporary restraining order (TRO) and preliminary injunction blocking the 2001 annual shareholder's meeting scheduled for February 27, 2002, which had been delayed from October 31, 2001. At a hearing on February 26, 2002, the court denied the application for a temporary restraining order and ruled that the shareholder meeting could proceed as scheduled, but requested that the results of the proxy solicitation not be made public or be implemented until after a further hearing on March 22, 2002. The 2001 annual shareholder's meeting was conducted on February 27, 2002 and adjourned solely for the purpose of consideration on March 27, 2002 of a shareholder proposal sponsored by Mr. Bretz establishing a maximum age limit for directors of 67 years, which was the subject of a supplemental proxy statement later issued on March 4, 2002. On March
27, 2002, the vote was conducted at the adjourned meeting on the shareholder proposal. On April 26, 2002 the court issued its ruling, which denied the request by Mr. Bretz for a preliminary injunction and authorized the Company to release and implement the results of the vote from its February 27, 2002 shareholder meeting following completion of the vote on the shareholder proposal. As a result of a vote by the shareholders, Mr. Bretz is no longer a director of the Company. The Company recently filed a motion to disqualify Mr. Bretz as a derivative plaintiff and establish a constructive trust for 231,000 shares of Company stock and cash received by Mr. Bretz from defendant, Steve White. At a hearing on October 4, 2002, the court heard oral arguments, took the matter under submission and is expected to rule shortly.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                          PART II - OTHER INFORMATION


         The Company has filed complaints with the California State Bar alleging violations of ethics codes by Mr. Bretz and the State Bar has conducted an investigation of the matter. The State Bar has announced publicly that charges were filed against Mr. Bretz on September 26, 2002. The State Bar complaint contains nine counts, eight of which were based on information provided by the Company.

         Recently, a former officer, Corey M. Patick and Mr. Bretz have offered to terminate the above lawsuits if a shareholder group led by Robert S. Cope, the Company's Chairman and President, will purchase 1,000,000 shares of the Company's outstanding Common Stock for $1.08 per share (having a current market price of $0.45 per share). It is the Company's understanding that no Schedule 13d's have been filed with the SEC by Messrs. Patick and Bretz reporting their shareholder group's holdings (which exceed 20% of the outstanding shares) and their intentions. No agreement has been entered and Mr. Bretz' conduct was reported to the court in the motion to remove Mr.
Bretz as a derivative plaintiff in Case No. CV 01-5891 PA.

         The Company filed a complaint in Los Angeles, California, Superior Court, Case No. BC261175 on November 6, 2001 against Pigasus, Inc. and its principals, Arthur and Candy Zemon. The suit alleges a lack of informed consent, fraud, deceit, intentional and negligent misrepresentation, lack of consideration, and breach of contract and seeks to rescind the contract for the Company's acquisition of the Wings software developed by Pigasus and seeks damages in excess of $400,000. Subsequently, Pigasus Software, Inc., Arthur Zemon and Candace Zemon filed suit in the Circuit Court of Saint Charles County, State of Missouri, Civil Action No. 01CV129525, against Auto-Graphics, Inc. for breach of contract, and they seek damages in excess of $500,000. Both actions were removed to the local Federal District Courts and the California District Court has transferred the matter to the District Court in Missouri. The parties reached an agreement in principle on a settlement following the delivery of a fully functional and compilable ISO interlibrary loan software system by Pigasus to the Company in July 2002. The settlement was concluded on August 21, 2002.

Item 2.  Changes in Securities and Use of Proceeds.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits:  None.

           (b) The Company filed a report on Form 8-K on August 14, 2002 in conjunction with the filing by the Company of its report on Form 10-Q including the certification of its financial statements by the Company's President and Chief Financial Officer under the Sarbanes-Oxley Act of 2002.

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q


                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUTO-GRAPHICS, INC.



Date:  November 14, 2002         By:  /s/ Robert S. Cope
     -------------------         ------------------------------------
                                 Robert S. Cope
                                 Chairman of the Board and President



Date:  November 14, 2002         By:  /s/ Daniel E. Luebben
     -------------------         ------------------------------------
                                 Daniel E. Luebben
                                 Chief Financial Officer
                                   and Secretary

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                               CERTIFICATIONS


         I, Robert S, Cope, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Auto-Graphics, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             Date:  November 14, 2002
                  ---------------------

                                         ss/Robert S. Cope
                                       -----------------------------------
                                       Robert S. Cope
                                       Chairman of the Board and President

                              AUTO-GRAPHICS, INC.
                                   Form 10-Q

                               CERTIFICATIONS


         I, Daniel E. Luebben, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Auto-Graphics, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             Date:  November 14, 2002
                  ---------------------

                                         ss/Daniel E. Luebben
                                       -----------------------
                                       Daniel E. Luebben
                                       Chief Financial Officer
                                         and Secretary