Form 10QSB
period 2003-03-31
AUTO GRAPHICS INC
filed 2003-05-15
CIK 8598

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003.
                                           ______________

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


Commission file number   0-4431
                       __________

                            Auto-Graphics, Inc.
     _________________________________________________________________
     (Exact name of small business issuer as specified in its charter)

                                California
     ______________________________________________________________
     (State or other jurisdiction of incorporation or organization)

                                95-2105641
                    _________________________________
                    (IRS Employer Identification No.)

                  3201 Temple Avenue, Pomona, CA 91768
                ________________________________________
                (Address of principal executive offices)

                            (909) 595 - 7204
                       ___________________________
                       (Issuer's telephone number)

Total shares of Common Stock issued and outstanding as of May 15, 2003 was 4,904,234.

Transitional Small Business Disclosure Format (Check one): Yes [X] No [ ]

                              AUTO-GRAPHICS, INC.

                                  Form 10-QSB

                                 March 31, 2003

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Consolidated Balance Sheet................1

          Unaudited Condensed Consolidated
            Statements of Operations
            and Comprehensive Income..........................2

          Unaudited Consolidated
            Statements of Cash Flows..........................3

          Notes to the Unaudited Consolidated
            Financial Statements..............................4

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................9

  Item 3. Controls and Procedures............................14

PART II.  OTHER INFORMATION..................................15

          Signatures.........................................16

          Certifications.....................................17

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                       PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       Unaudited Consolidated Balance Sheet
                                 March 31, 2003

                          ASSETS
          --------------------------------------
          Current assets:
            Cash                                       $    25,723
            Accounts receivable, less allowance
              for doubtful accounts of $25,000             260,626
            Unbilled production costs                        1,697
            Other current assets                           188,179
                                                       -----------
              Total current assets                         476,225
          Software, net                                  3,114,733
          Equipment, furniture
            and leasehold improvements, net                826,066
          Other assets                                      95,540
                                                       -----------
                                                       $ 4,512,564
                                                       ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
          --------------------------------------
          Current liabilities:
            Accounts payable                           $   116,700
            Deferred income                              1,036,556
            Other accrued liabilities                      177,057
            Accrued payroll and
              related liabilities                          144,024
            Current portion of long-term debt (Note 2)     814,872
                                                       -----------
              Total current liabilities                  2,289,209
            Long-term debt,
              less current portion                          29,228
            Deferred taxes based on income                  73,000
                                                       -----------
              Total liabilities                          2,391,437
          Stockholders' equity:
            Common stock,
              12,000,000 shares authorized,
              4,904,234 shares issued and
              outstanding in 2003                        4,262,169
            Accumulated deficit                        ( 2,141,319)
            Other comprehensive income/(loss)                  277
                                                       -----------
          Total stockholders' equity                     2,121,127
                                                       -----------
                                                       $ 4,512,564
                                                       ===========
          See Notes to Unaudited Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                  Form 10-QSB

         Unaudited Condensed Consolidated Statements of Operations and
                              Comprehensive Income
                      For the Three Months Ended March 31,

                                                 2003            2002
                                              ----------      ----------

Net sales (See Note 3)                        $1,518,044      $1,636,006

Costs and expenses:
  Cost of sales                                  850,396         938,483
  Selling, general & administrative              552,029         656,791
                                              ----------      ----------
  Total costs and expenses                     1,402,425       1,595,274
                                              ----------      ----------
Income from operations                           115,619          40,732

  Interest/other income/(expense)                (11,289)     (   25,052)
                                              ----------      ----------
Income before taxes
  and minority interests                         104,330          15,680

Provision for taxes
  based on income (See Note 4)                     3,000              --

Minority Interests                                    --      (   11,559)
                                              ----------      ----------
Net income and total
  comprehensive income                        $  101,330      $   27,239
                                              ==========      ==========

Basic earnings per share                      $      .02      $      .01

Basic weighted average
  shares outstanding                           4,904,234       4,997,234

Diluted earnings per share                    $      .02      $      .01

Diluted weighted average
  shares outstanding                           5,780,486       4,997,234

            See Notes to Unaudited Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                             Unaudited Consolidated
                            Statements of Cash Flows

                       For the Three Months Ended March 31,
                           Increase (Decrease) in Cash

                                                  2003           2002
                                               ----------     ----------
Cash flows from operating activities:
  Net income                                   $  101,330     $   27,239
  Adjustments to reconcile
    net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                   288,643        286,899
  Minority Interests                                          (   11,559)
  Changes in operating assets
         and liabilities:
    Accounts receivable                            71,541        249,155
    Unbilled production costs                       1,701     (   16,066)
    Other current assets                          (13,032)    (   24,079)
    Other assets                                  (16,093)         8,673
    Accounts payable                             (137,869)        32,986
    Deferred income                              (345,190)    (  185,649)
    Other accrued liabilities                    (208,171)    (   10,001)
    Accrued payroll and
      related liabilities                         (92,774)    (  201,834)
Net cash provided by                           ----------     ----------
  operating activities                           (349,914)       155,764

Cash flows from investing activities:
  Capital expenditures                           (132,032)    (  129,674)

Cash flows from financing activities:
  Principal borrowings/(payments)
    under long-term debt agreements, net          475,792     (   43,511)
  Receipts from notes receivable - stock               --          2,067
Cash used in                                   ----------     ----------
  financing activities                            475,792     (   41,444)
                                               ----------     ----------
Net decrease in cash                               (6,154)    (   15,354)
  Foreign currency effect on cash                                 13,947
Cash at beginning of period                        31,877        122,029
                                               ----------     ----------
Cash at end of period                          $   25,723     $  120,622
                                               ==========     ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                   $   20,694     $   33,050
    Income taxes                                   26,291          2,435

            See Notes to Unaudited Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                March 31, 2003


NOTE 1. The unaudited consolidated financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2003, the results of operations and the statement of cash flows for the three months ended March 31, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange
Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 2002 including, without limitation, the financial statements and notes therein.

NOTE 2. The Company was in compliance with its financial loan covenants as of March 31, 2003 under its bank credit agreement. The outstanding loan balance of the line of credit was $790,000 ($285,000 available) out of a total commitment of $1,075,000 at March 31, 2003. The interest rate on the line of credit is the bank prime rate plus four percentage points (8.25% at April 1, 2003) over the remaining loan term. The Company's bank line of credit facility matures each year in June (June 2, 2003) and is therefore reported as a current liability in the Company's balance sheet for quarter ended March 31, 2003. The credit line is secured by all of the assets of the Company and its subsidiaries. It also requires that the Company maintain certain minimum financial covenant ratios, restricts the payment of cash dividends, and limits the amount of certain types of equity investments, the repurchase of Company stock and loans to third parties and subsidiaries.

In February 2003, A-G Canada, Ltd. a wholly-owned Canadian subsidiary of the Company, pledged a Guaranteed Income Certificate in the amount of $45,000 to Toronto Dominion Bank as collateral for a four-year Letter of Credit in the amount of $45,000.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                 March 31, 2003


Note 3. Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements.

The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the three months ended March 31, 2003, and 2002:

                                        2003            2002
                                    -----------     -----------
Geographic areas
    Net sales
         United States              $ 1,289,191     $ 1,403,258
         Foreign - Canada/Other         228,854         232,748

    Long-lived assets, net
         United States                3,931,261       4,464,884
         Foreign - Canada                 9,538          48,066


Note 4. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. At December 31, 2002, the Company had available net operating loss carryforwards for federal income tax purposes of $3,151,000, $1,115,000 for state income tax purposes and $1,055,000 for foreign income tax purposes. A valuation allowance reflects the unrecognized U.S. and foreign tax loss carryforward. These net operating loss carryforwards may be used to offset federal income taxes through 2022, state income taxes through 2010 and foreign income taxes through 2007.


Note 5.  Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year.

On May 3, 2002 and July 17, 2002, Company's Board of Directors granted stock options for a total of 255,000 shares of the Company's "restricted" Common Stock to directors and certain employees.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                  March 31, 2003


In February, 2003, the Company issued 621,252 warrants (at an exercise price of $0.01 per warrant) to two directors to purchase 621,252 shares of the Company's "restricted" common stock at an exercise price of $0.01 per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            Net Income    Shares    Per Share
                                            ----------  ----------  ---------
Three months ended March 31, 2003
---------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                   $  101,330   4,904,234  $    0.02
  Effect of dilutive securities
    Stock options                                          255,000
    Warrants                                               621,252
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                   $  101,330   5,780,486  $    0.02


                                            Net Income    Shares    Per Share
                                            ----------  ----------  ---------
Three months ended March 31, 2002
---------------------------------
  Basic earnings per share
    Net income available to
      common stockholders                   $   27,239   4,997,234  $    0.01
  Effect of dilutive securities
    None.                                                       --
                                            ----------  ----------  ---------
  Diluted earnings per share
    Net income available to
      common stockholders                   $   27,239   4,997,234  $    0.01

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                  March 31, 2003


Note 6.  Legal Proceedings

On May 9, 2001 the Company terminated the services of its long-time outside counsel, Robert H. Bretz. Mr. Bretz was also a director and shareholder of the Company. Following his termination, Mr. Bretz began to file multiple lawsuits (a total of eight) against the Company, its current and former officers, directors and counsel. On January 16, 2003 the Company settled the existing lawsuits with Mr. Bretz dismissing all of the lawsuits, including his lawsuit to recover approximately $65,000 for previously billed services to the Company, in return for a payment of $15,000.


Note 7.  Recently Issued Accounting Pronouncements

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

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  March 31, 2003


In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which interprets the guidance of FASB Statement No. 5. Specifically, Interpretation No. 45 requires that a guarantor recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee and augments the disclosure in interim and annual financial statements. The Company believes the adoption of this Interpretation will have no material impact on its financial statements.

In December, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends the transition and disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The statement requires more frequent and prominent disclosure of stock-based compensation expense in annual and interim financial statements beginning in fiscal years ending after December 15, 2002. The Company has adopted the statement commencing with its fiscal year ended December 31, 2002 and the statement has not had a material adverse effect on the Company's financial statements.

In April, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement further clarifies accounting for derivative instruments. The Company believes the adoption of this Statement will have no material impact on its financial statements.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  March 31, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The Company maintains its accounting books and records in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and sales and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results may materially differ from those estimated. The Company's critical accounting policies include the following:

      +  Capitalized software development costs

      +  Amortization of software development costs

      +  Revenue Recognition

The Company accounts for internally developed software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." After technical feasibility has been established, the Company capitalizes the average cost per billable hour of its software development process including payroll and payroll benefits, training and recruiting costs. The Company collects and records the software development hours invested in software development projects. Annually, the Company evaluates these accumulated costs for recoverability against estimated future revenues and determines the amount, which will be capitalized. The Company generally capitalizes approximately two-thirds of the annual software development project costs eligible for capitalization and expenses the remainder. To the extent that more development costs are capitalized, the Company's current net income will improve, and, to the extent that more software development costs are expensed instead of capitalized, the Company's current net income will decline. Because of the effect on earnings, the Company endeavors to capitalize a relatively consistent amount year-to-year to minimize the fluctuation in earnings.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  March 31, 2003


The Company amortizes its software development costs in accordance with the estimated economic life of the software, which generally is seven years. The Company's typical product lifecycle has been about 15 years, which was true for its prior film/fiche product line, CD-ROM product line and current Internet/Web product line, which has now been deployed for nine years and is still growing. To the extent the average actual useful life varies significantly from the estimated useful life, amortization expense may be understated or overstated. Generally, amortization expense averages less than 15% of the corresponding revenue stream.

Revenue recognition policies vary according to the nature of the revenue. The Company's primary revenue stream is outsourced web hosting services which are sold on a subscription basis. Services are billed in advance on an annual or quarterly basis. Revenue is recognized monthly on a pro-rata basis i.e., for a twelve month contract, one-twelfth of the revenue is recognized each month as services are rendered. Revenues which have been billed and collected in advance are booked as deferred income until the services are provided and revenues earned. Certain insignificant annual subscriptions for databases and software support typically are recognized as revenue in the month they are billed. Certain cost of sales and overhead costs for providing future software support services are accrued as expense in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and 98-9, and thereby matching revenues and expenses. Certain contract job processing services are progress billed and revenues recognized as the processing services are performed on a monthly basis. Certain software and hardware sales are billed when the product is shipped and title passes to the customer.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  March 31, 2003


Liquidity and Capital Resources

The working capital deficit decreased by $237,000 to a negative $1,813,000 from $2,050,000 in 2002, primarily as a result of a significant decrease in liabilities and deferred income of $784,000 partially offset by an increase in borrowing on the bank line of credit of $480,000. Working capital is being adversely affected by the requirement to report the $790,000 bank line of credit as a current liability under generally accepted accounting principles since it matures in June of 2003 (see below). Net cash used by operating activities in 2003 was approximately $350,000 down $506,000 from $156,000 in funds provided by operating activities in 2002, as a result of the decrease in liabilities and deferred income of $784,000. The Company's primary ASP product lines are sold on an annual subscription basis with fees for services billed to the customer and paid annually or quarterly in advance. This cash is received and booked to customer advances (deferred income on the balance sheet) to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the actual cash is received, it is used to pay down the line of credit. A growing percentage of sales (currently over 65%) of the Company's sales revenues are now being paid through customer advances without flowing through accounts receivable. The average accounts receivable balance is therefore lower (approximately one-third) what it would otherwise historically be and there is a substantial deferred income balance in current liabilities representing revenues to be earned from future services to customers who have paid in advance.

At December 31, 2002, the Company's principal financial commitments, other than its bank line of credit, involved the lease of corporate facilities in Pomona, California and in Toronto, Canada. Total commitments over next five years total approximately $1.0 million.

The Company's principal uses of cash for investing activities during 2003 and 2002 were directed primarily towards continuing development of the Company's Agent(TM), VERSO(TM) and Impact/ONLINE(TM) software. The amounts invested in software development were $125,000 in both 2003 and 2002. The remainder of investing activities were to acquire hardware and software used to expand and enhance online services to the Company's current and prospective Internet/Web customers. Total capital expenditures were unchanged from $132,000 in 2003 compared to $130,000 in 2002.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  March 31, 2003


Management believes that liquidity and capital resources should be adequate to fund operations and expected reductions in bank debt in 2003. As of March 31, 2003, the Company was in compliance with all of its loan covenants. In 2002, the Company's primary bank, Wells Fargo Bank, renewed and extended the terms of its credit agreement for an additional year to June 2, 2003. The credit facility is a $1.6 million revolving line of credit, which decreases by $175,000 each quarter on September 30, 2002, December 31, 2002 and March 31, 2003 consistent with the Company's forecasted declining requirements for financing. The total commitment under the line of credit at March 31, 2003 is $1,075,000 and total borrowing was $790,000 with $285,000 in additional credit availability. The Company has reached an agreement in principle on the terms of the renewal of the credit facility. The Company expects that the bank will continue to reduce the availability under the line of credit over any renewal period consistent with the Company's declining credit requirements and will increase the interest rates charged to the Company under the credit facility. Because the Company's bank line of credit facility matures in June 2003, it is reported as a current liability in the Company's balance sheet for the quarter ended March 31, 2003. The Company has no so-called special purpose entities, off-balance sheet or derivative financing of any kind. All entities have been consolidated and all material intercompany accounts and transactions have been eliminated.

This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  March 31, 2003


RESULTS OF OPERATIONS
---------------------
First Quarter 2003 as Compared to First Quarter 2002
----------------------------------------------------

Net sales decreased $118,000 or 7% to $1,518,000 in 2003 from $1,636,000 in 2002 due primarily to declines in sales to publishing customers.

Cost of sales decreased $88,000 or 9% to $850,000 in 2003 from $938,000 in 2002 as a result of cost reductions in publishing production payroll and office rent. Gross margins increased from $698,000 or 43% of sales in 2002 to $668,000 or 44% of sales in 2003 due to the above expense reductions.

Selling, general and administrative expenses decreased $105,000 or 16% to $552,000 in 2003 from $657,000 in 2002 as a result of a substantial decrease in legal expenses in 2003 compared to 2002. The substantial legal fees in 2002 were due primarily to the lawsuits with the Company's former general counsel, Robert H. Bretz. The Company settled with Mr. Bretz in January of 2003 ending the litigation (See Part II, Item 1. "Legal Proceedings").

Income from operations improved to $116,000 in 2003 up from $41,000 in 2002 due to the above expense reductions.

Interest expense/other was $11,000 in 2003 down $14,000 from $25,000 in 2002 due to lower average borrowings and lower interest rates and foreign exchange gains.

Provision for taxes based on income in 2003 reflects the minimum state income taxes and the federal and state net operating loss carryforward (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

Minority interests of $12,000 reflects the outside minority owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002. In December 2002, both majority-owned subsidiaries, Dataquad and LibraryCard were merged with Auto-Graphics, Inc.

Net income improved by $74,000 to $101,000 in 2003 compared to $27,000 in 2002 due to the above expense reductions.

Both basic and diluted earnings per share were $0.02 in 2003 compared to $0.01 in 2002.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB


                                  March 31, 2003


ITEM 3.  CONTROLS AND PROCEDURES

As of March 31, 2002, an evaluation was performed, under the supervision and with the participation of the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2002. No significant changes in internal controls or in other factors have occurred that could significantly affect controls subsequent to March 31, 2002.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

On May 9, 2001 the Company terminated the services of its long-time outside counsel, Robert H. Bretz. Mr. Bretz was also a director and shareholder of the Company. Following his termination, Mr. Bretz began to file multiple lawsuits (a total of eight) against the Company, its current and former officers, directors and counsel. On January 16, 2003 the Company settled the existing lawsuits with Mr. Bretz dismissing all of the lawsuits, including his lawsuit to recover approximately $65,000 for previously billed services to the Company, in return for a payment of $15,000.

Item 2.  Changes in Securities and Use of Proceeds.  None.

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company issued a definitive proxy statement on May 7, 2003 in preparation for an Annual Meeting of Shareholders on June 17, 2003.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              99.1  Certification by the Chief Executive Officer

              99.2  Certification by the Chief Financial Officer

         (b)  None.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUTO-GRAPHICS, INC.



Date    May 15, 2003             /s/ Robert S. Cope
    --------------------         ---------------------------
                                 Robert S. Cope, President



Date    May 15, 2003             /s/ Daniel E. Luebben
    --------------------         ---------------------------
                                 Daniel E. Luebben,
                                 Chief Financial Officer

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                                CERTIFICATIONS


         I, Robert S, Cope, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Auto-Graphics, Inc.;

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

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                                CERTIFICATIONS


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

             Date:  May 15, 2003
                  ________________

                                       /s/ Robert S. Cope
                                       ___________________________________
                                       Robert S. Cope
                                       Chairman of the Board and President

                              AUTO-GRAPHICS, INC.
                                 Form 10-QSB

                               CERTIFICATIONS


         I, Daniel E. Luebben, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Auto-Graphics, Inc.;

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

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                                CERTIFICATIONS


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

             Date:  May 15, 2003
                  ________________

                                       /s/ Daniel E. Luebben
                                       ___________________________________
                                       Daniel E. Luebben
                                       Chief Financial Officer
                                         and Secretary