Form 10QSB
period 2003-06-30
AUTO GRAPHICS INC
filed 2003-08-14
CIK 8598

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended   June 30, 2003.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


                     Commission file number   0-4431



                           AUTO-GRAPHICS, INC.
     (Exact name of small business issuer as specified in its charter)

                               California
     (State or other jurisdiction of incorporation or organization)

                               95-2105641
                    (IRS Employer Identification No.)

                  3201 Temple Avenue, Pomona, CA 91768
                (Address of principal executive offices)

                            (909) 595 - 7204
                       (Issuer's telephone number)


Total shares of Common Stock issued and outstanding as of August 14, 2003 is 5,525,486.

                              AUTO-GRAPHICS, INC.

                                  Form 10-QSB

                                 June 30, 2003

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Consolidated Balance Sheet................1

          Unaudited Condensed Consolidated
            Statements of Operations and
            Comprehensive Income for the Six
            Months Ended June 30, 2003 and 2002...............2

          Unaudited Condensed Consolidated
            Statements of Operations and
            Comprehensive Income for the Three
            Months Ended June 30, 2003 and 2002...............3

          Unaudited Consolidated
            Statements of Cash Flows for the Six
            Months Ended June 30, 2003 and 2002. .............4

          Notes to the Unaudited Consolidated
            Financial Statements..............................5

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations........................................9

  Item 3. Controls and Procedures............................15

PART II.  OTHER INFORMATION..................................16

          Signatures.........................................17

          Certifications.....................................18

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                       PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       Unaudited Consolidated Balance Sheet
                                 June 30, 2003

                          ASSETS
          Current assets:
            Cash                                       $    44,402
            Accounts receivable, less allowance
              for doubtful accounts of $25,000             213,102
            Unbilled production costs                          732
            Other current assets                           182,832
                                                       -----------
                Total current assets                       441,068

          Software, net                                  3,041,360
          Equipment, furniture
            and leasehold improvements, net                752,451
          Other assets                                      95,540
                                                       -----------
                                                       $ 4,330,419
           LIABILITIES AND STOCKHOLDERS' EQUITY        ===========
          Current liabilities:
            Accounts payable                           $   104,063
            Deferred income                                892,071
            Other accrued liabilities                      178,572
            Accrued payroll and
              related liabilities                          199,928
            Note Payable (Note 2)                          600,872
            Current portion of
              long-term debt (Note 2)                       25,236
                                                       -----------
                Total current liabilities                2,000,742
            Long-term debt,
              less current portion                          22,485
            Deferred taxes based on income                  73,000
                                                       -----------
              Total liabilities                          2,096,227

          Stockholders' equity:
            Common stock,
              12,000,000 shares authorized,
              5,525,486 shares issued and
              outstanding in 2003                        4,274,594
            Accumulated deficit                        ( 2,040,679)
            Other comprehensive income/(loss)                  277
                                                       -----------
              Total stockholders' equity                 2,234,192
                                                       -----------
                                                       $ 4,330,419
                                                       ===========
          See Notes to Unaudited Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                        Unaudited Condensed Consolidated
               Statements of Operations and Comprehensive Income
                        For the Six Months Ended June 30,

                                                 2003            2002
                                              ----------      ----------
Net sales (See Note 3)                        $2,993,156      $3,232,260

Costs and expenses:
  Cost of sales                                1,686,188       1,804,843
  Selling, general & administrative            1,069,067       1,353,498
                                              ----------      ----------
  Total costs and expenses                     2,755,255       3,158,341
                                              ----------      ----------
Income from operations                           237,901          73,919

  Interest/other income/(expense)             (   32,930)     (   30,894)
                                              ----------      ----------
Income before taxes
  and minority interests                         204,971          43,025

Provision for taxes
  based on income (See Note 4)                     3,000           3,000

Minority Interests                                    --      (   14,164)
                                              ----------      ----------
Net income and total
  comprehensive income                        $  201,971      $   54,189
                                              ==========      ==========

Basic earnings per share                      $      .04      $      .01

Basic weighted average
  shares outstanding                           5,525,486       4,997,234

Diluted earnings per share                    $      .04      $      .01

Diluted weighted average
  shares outstanding                           5,673,819       5,070,567

            See Notes to Unaudited Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                        Unaudited Condensed Consolidated
               Statements of Operations and Comprehensive Income
                      For the Three Months Ended June 30,

                                                 2003            2002
                                              ----------      ----------
Net sales (See Note 3)                        $1,475,111      $1,596,254

Costs and expenses:
  Cost of sales                                  835,792         866,361
  Selling, general & administrative              526,442         682,771
                                              ----------      ----------
  Total costs and expenses                     1,362,234       1,549,132
                                              ----------      ----------
Income from operations                           112,877          47,122

  Interest/other income/(expense)             (   12,236)     (   19,781)
                                              ----------      ----------
Income before taxes
  and minority interests                         100,641          27,341

Provision for taxes
  based on income (See Note 4)                        --           3,000

Minority Interests                                    --      (    2,605)
                                              ----------      ----------
Net income and total
  comprehensive income                        $  100,641      $   26,946
                                              ==========      ==========

Basic earnings per share                      $      .02      $      .01

Basic weighted average
  shares outstanding                           5,525,486       4,997,234

Diluted earnings per share                    $      .02      $      .01

Diluted weighted average
  shares outstanding                           5,822,153       5,143,900

            See Notes to Unaudited Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                             Unaudited Consolidated
                            Statements of Cash Flows

                        For the Six Months Ended June 30,
                           Increase (Decrease) in Cash

                                                  2003           2002
                                               ----------     ----------
Cash flows from operating activities:
  Net income                                   $  201,971     $   54,189
  Adjustments to reconcile
    net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                   577,316        583,374
  Minority Interests                                   --     (   14,163)
  Changes in operating assets
         and liabilities:
    Accounts receivable                           119,065        365,714
    Unbilled production costs                       2,666     (    6,155)
    Other current assets                       (    7,685)    (   36,399)
    Other assets                               (   16,093)         8,672
    Accounts payable                           (  150,506)    (  116,231)
    Deferred income                            (  489,674)    (  457,216)
    Other accrued liabilities                  (  206,657)        41,846
    Accrued payroll and
      related liabilities                      (  (36,870)    (  191,697)
                                               ----------     ----------
Net cash provided by (used in)
  operating activities                         (    6,467)       231,934

Cash flows from investing activities:
  Capital expenditures                         (  273,717)    (  258,492)

Cash flows from financing activities:
  Principal borrowings/(payments)
    under notes, net                              280,284         13,095
  Exercise of Warrants                             12,425             --
  Receipts from notes receivable - stock               --          2,067
Net Cash provided by                           ----------     ----------
  financing activities                            292,709         15,162
                                               ----------     ----------
Net increase (decrease) in cash                    12,525     (   11,396)
  Foreign currency effect on cash                      --         13,946
Cash at beginning of period                        31,877        122,029
                                               ----------     ----------
Cash at end of period                          $   44,402     $  124,579
                                               ==========     ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                   $   39,618     $   55,873
    Income taxes                                    1,983          2,435

            See Notes to Unaudited Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                                    Notes to
                   Unaudited Consolidated Financial Statements

                                June 30, 2003


NOTE 1.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2003, the results of operations and the statement of cash flows for the three months ended June 30, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 2003 including, without limitation, the financial statements and notes therein.

NOTE 2.  Notes Payable

The Company was in compliance with its financial loan covenants as of June 30, 2003 under its bank credit agreement. The outstanding loan balance of the line of credit was $601,000 ($474,000 available) out of a total commitment of $1,075,000 at June 30, 2003. The interest rate on the line of credit is the bank prime rate plus 4.5 percentage points (8.50% at June 3, 2003). The Company's bank line of credit facility matures each year in June (June 30, 2004) and is therefore reported as a current liability in the Company's balance sheet for quarter ended June 30, 2003. The credit line is secured by all of the assets of the Company and its subsidiaries. It also requires that the Company maintain certain minimum financial covenant ratios, restricts the payment of cash dividends, and limits the amount of certain types of equity investments, the repurchase of Company stock and loans to third parties and subsidiaries.

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

                                 June 30, 2003


Note 3.  Operating Segments

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim and annual financial statements.

The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the six months ended June
30, 2003, and 2002:

                                        2003            2002
                                    -----------     -----------
Geographic areas
    Net sales
         United States              $ 2,493,879     $ 2,784,022
         Foreign - Canada/Other         499,277         448,238

    Long-lived assets, net
         United States                3,787,452       4,310,544
         Foreign - Canada                 6,359          34,746


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

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                  June 30, 2003


Note 5.  Earnings Per Share(continued)

On May 3, 2002, July 17, 2002 and June 18, 2003, Company's Board of Directors granted stock options for a total of 380,000 shares of the Company's "restricted" Common Stock to directors and certain employees.

In February, 2003, the Company issued 621,252 warrants (at an exercise price of $0.01 per warrant) to two directors to purchase 621,252 shares of the Company's "restricted" common stock at an exercise price of $0.01 per share. In May and June 2003, all of these warrants were exercised and the stock was purchased and issued.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            Net Income    Shares    Per Share
Six months ended June 30, 2003              ----------   ---------  ----------

  Basic earnings per share
    Net income available to
      common stockholders                   $  201,970   5,525,486  $     0.04
  Effect of dilutive securities
    Stock options                                          148,333
  Diluted earnings per share                ----------   ---------  ----------
    Net income available to
      common stockholders                   $  201,970   5,673,819  $     0.04

Six months ended June 30, 2002

  Basic earnings per share
    Net income available to
      common stockholders                   $   54,189   4,997,234  $     0.01
  Effect of dilutive securities
    Stock options                                           73,333
  Diluted earnings per share                ----------   ---------  ----------
    Net income available to
      common stockholders                   $   54,189   5,070,567  $     0.01

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                                  June 30, 2003


Note 5.  Earnings Per Share(continued)

                                            Net Income    Shares    Per Share
Three months ended June 30, 2003            ----------   ---------  ----------

  Basic earnings per share
    Net income available to
      common stockholders                   $  100,641   5,525,486  $     0.02
  Effect of dilutive securities
    Stock options                                          296,667
  Diluted earnings per share                ----------   ---------  ----------
    Net income available to
      common stockholders                   $  100,641   5,822,153  $     0.02

Three months ended June 30, 2002

  Basic earnings per share
    Net income available to
      common stockholders                   $   26,946   4,997,234  $     0.01
  Effect of dilutive securities
    Stock options                                          146,666
  Diluted earnings per share                ----------   ---------  ----------
    Net income available to
      common stockholders                   $   26,946   5,143,900  $     0.01


Note 6.  Recently Issued Accounting Pronouncements

In May, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company believes the adoption of this Statement will have no material impact on its financial statements.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  June 30, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The Company maintains its accounting books and records in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and sales and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results may materially differ from those estimated. The Company's critical accounting policies include the following:

      *  Capitalized software development costs

      *  Amortization of software development costs

      *  Revenue Recognition

The Company accounts for internally developed software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." After technical feasibility has been established, the Company capitalizes the average cost per billable hour of its software development process including payroll and payroll benefits, training and recruiting costs. The Company collects and records the software development hours invested in software development projects. Annually, the Company evaluates these accumulated costs for recoverability against estimated future revenues and determines the amount, which will be capitalized. The Company generally capitalizes approximately one-half of the annual software development costs and expenses the remainder. To the extent that more development costs are capitalized, the Company's current net income will improve, and, to the extent that more software development costs are expensed instead of capitalized, the Company's current net income will decline. Because of the effect on earnings, the Company endeavors to capitalize a relatively consistent amount year-to-year to minimize the fluctuation in earnings.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  June 30, 2003


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

Revenue recognition policies vary according to the nature of the revenue.
The Company's primary revenue stream is outsourced web hosting services which are sold on a subscription basis. Services are billed in advance on an annual or quarterly basis. Revenue is recognized monthly on a pro-rata basis i.e., for a twelve month contract, one-twelfth of the revenue is recognized each month as services are rendered. Revenues which have been billed and collected in advance are booked as deferred income until the services are provided and revenues earned. Certain insignificant annual subscriptions for databases and software support typically are recognized as revenue in the month they are billed. Certain cost of sales and overhead costs for providing future software support services are accrued as expense in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9. Certain contract job processing services are progress billed and revenues recognized as the processing services are performed on a monthly basis. Certain software and hardware sales are billed when the product is shipped and title passes to the customer.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  June 30, 2003


LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased by $678,000 to a negative $1,560,000 from $2,238,000 in 2002, primarily as a result of a repayment of $667,000 in borrowing on the bank line of credit and other term debt. Working capital is being adversely affected by the requirement to report the $601,000 bank line of credit as a current liability under generally accepted accounting principles since it matures on June 30, 2004 (see below). Net cash used in operating activities was approximately $6,000 in 2003 down from net cash provided by operating activities of $232,000 in 2002 due to reductions in accounts receivable and accrued liabilities. The Company's primary ASP product lines are sold on an annual subscription basis with fees for services billed to the customer and paid annually or quarterly in advance. This cash is received and booked to deferred income on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the actual cash is received, it is used to pay down the line of credit.
A growing percentage of sales (currently over 65%) of the Company's sales revenues are now being paid through customer advances without flowing through accounts receivable. The average accounts receivable balance is therefore lower (approximately one-third) what it would otherwise historically be and there is a substantial deferred income balance in current liabilities representing revenues to be earned from future services to customers who have paid in advance.

At December 31, 2002, the Company's principal financial commitments, other than its bank line of credit, involved the lease of corporate facilities in Pomona, California and in Toronto, Canada. Total commitments over next five years total approximately $1.0 million.

The Company's principal uses of cash for investing activities during 2003 and 2002 were directed primarily towards continuing development of the Company's AGent(TM), VERSO(TM) and Impact/ONLINE(TM) software. The amounts invested in software development were $250,000 in both 2003 and 2002. The remainder of the investing activities were to acquire hardware and software used to expand and enhance online services to the Company's current and prospective Internet/Web customers. Total capital expenditures were up to $274,000 in 2003 compared to $259,000 in 2002.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  June 30, 2003


Management believes that liquidity and capital resources should be adequate to fund operations and expected reductions in bank debt in 2003. As of June 30, 2003, the Company was in compliance with all of its loan covenants. In May 2003, the Company's primary bank, Wells Fargo Bank, renewed and extended the terms of its credit agreement for an additional 13 months to June 30, 2004. The credit facility is a $1.075 million revolving line of credit, which decreases by $175,000 on October 1, 2003 and by $500,000 on January 1, 2004. The total borrowing was $601,000 at June 30, 2003 with $474,000 in additional credit availability. Because the Company's bank line of credit facility matures on June 30, 2004, it is reported as a current liability in the Company's balance sheet for the quarter ended June 30, 2003. The Company has no so-called special purpose entities, off-balance sheet or derivative financing of any kind. All entities have been consolidated and all material intercompany accounts and transactions have been eliminated.

Management remains concerned about the effect that the current economic slump is having on state and local government budgets. Management expects that the reduced availability of government funding for existing and new library automation projects could reduce sales in 2003 by up to 10% from 2002 sales, although management expects the Company to be profitable for the year 2003.

This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  June 30, 2003


RESULTS OF OPERATIONS

First Six Months of 2003 as Compared to First Six Months of 2002

Net sales decreased $239,000 or 7% to $2,993,000 in 2003 from $3,232,000 in 2002 due primarily to declines in sales to publishing customers. The Company is focusing on its core business of library services and not soliciting new publishing customers.

Cost of sales decreased $119,000 or 7% to $1,686,000 in 2003 from $1,805,000 in 2002 as a result of cost reductions in publishing production payroll and office rent. Gross margins were unchanged at 44% of sales in 2003 and 2002.

Selling, general and administrative expenses decreased $284,000 or 21% to $1,069,000 in 2003 from $1,353,000 in 2002 as a result of a substantial decrease in legal expenses in 2003 compared to 2002. The substantial legal fees in 2002 were due primarily to the lawsuits initiated by the Company's former general counsel, Robert H. Bretz. The Company settled with Mr. Bretz in January of 2003 ending the litigation.

Income from operations more than doubled to $238,000 in 2003 up from $74,000 in 2002 due to the above expense reductions.

Interest/other income/expense was essentially unchanged in 2003 from 2002.

Provision for taxes based on income in 2003 and 2002 reflects the minimum state income taxes and the federal and state net operating loss carryforward (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

Minority interests of $14,000 reflects the minority owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002. In December 2002, both majority-owned subsidiaries, Dataquad and LibraryCard were merged with Auto-Graphics, Inc.

Net income quadrupled to $202,000 in 2003 compared to $54,000 in 2002 due to the above expense reductions.

Both basic and diluted earnings per share were $0.04 in 2003 compared to $0.01 in 2002.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                  June 30, 2003


Second Quarter of 2003 as Compared to Second Quarter of 2002

Net sales decreased $121,000 or 8% to $1,475,000 in 2003 from $1,596,000 in 2002 due primarily to declines in sales to publishing customers. The Company is focusing on its core business of library services and not soliciting new publishing customers.

Cost of sales decreased $30,000 or 3% to $836,000 in 2003 from $866,000 in 2002 as a result of cost reductions in publishing production payroll and office rent. Gross margins decreased from 46% in 2002 to 43% of sales in 2003.

Selling, general and administrative expenses decreased $156,000 or 23% to $526,000 in 2003 from $683,000 in 2002 as a result of a substantial decrease in legal expenses in 2003 compared to 2002. The substantial legal fees in 2002 were due primarily to the lawsuits initiated by the Company's former general counsel, Robert H. Bretz. The Company settled with Mr. Bretz in January of 2003 ending the litigation.

Income from operations more than doubled to $113,000 in 2003 up $66,000 from $47,000 in 2002.

Interest/other income/expense was an expense of $12,000 in 2003 down from an expense of $20,000 in 2002 due to lower average borrowings and lower interest rates.

Provision for taxes based on income in 2003 and 2002 reflects the federal and state net operating loss carryforward and the minimum state income taxes in 2002 (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

Minority interests of $3,000 reflects the outside minority owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002. In December 2002, both majority-owned subsidiaries, Dataquad and LibraryCard were merged with Auto-Graphics, Inc.

Net income quadrupled to $101,000 in 2003 compared to $27,000 in 2002 due to the above expense reductions.

Both basic and diluted earnings per share were $0.02 in 2003 compared to $0.01 in 2002.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB


                                  June 30, 2003


ITEM 3.  CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed, under the supervision and with the participation of the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2003. No significant changes in internal controls or in other factors have occurred that could significantly affect controls subsequent to June 30, 2003.

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

Item 3.  Defaults upon Senior Securities.  None.

Item 4.  Submission of Matters to a Vote of Security Holders.  None.

Item 5.  Other Information.  None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              10.58 Third Amendment to Amended and Restated Credit Agreement dated May 14, 2003.

              10.59  Reducing Revolving Note dated May 14, 2003.

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

                                 AUTO-GRAPHICS, INC.



Date:   August 14, 2003             /s/ Robert S. Cope
                                    ----------------------------
                                    Robert S. Cope, President



Date:   August 14, 2003             /s/ Daniel E. Luebben
                                    ----------------------------
                                    Daniel E. Luebben,
                                    Chief Financial Officer

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

             Date:  August 14, 2003

                                       /s/ Robert S. Cope
                                       ----------------------------
                                       Robert S. Cope
                                       Chairman of the Board
                                         and President

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

             Date:  August 14, 2003

                                       /s/ Daniel E. Luebben
                                       ----------------------------
                                       Daniel E. Luebben
                                       Chief Financial Officer
                                         and Secretary