Form 10QSB
period 2003-09-30
AUTO GRAPHICS INC
filed 2003-11-14
CIK 8598

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended   September 30, 2003.
                                            ____________________

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


Total shares of Common Stock issued and outstanding as of November 14, 2003 is 5,525,486.

                               AUTO-GRAPHICS, INC.

                                  Form 10-QSB

                              September 30, 2003

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Unaudited Consolidated Balance Sheet................1

          Unaudited Condensed Consolidated
            Statements of Operations and
            Comprehensive Income for the Nine
            Months Ended September 30, 2003 and 2002..........2

          Unaudited Condensed Consolidated
            Statements of Operations and
            Comprehensive Income for the Three
            Months Ended September 30, 2003 and 2002..........3

          Unaudited Consolidated
            Statements of Cash Flows for the Nine
            Months Ended September 30, 2003 and 2002..........4

          Notes to the Unaudited Consolidated
            Financial Statements..............................5

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations.......................................10

  Item 3. Controls and Procedures............................16

PART II.  OTHER INFORMATION..................................17

          Signatures.........................................18

          Certifications.....................................19

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                       PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                       Unaudited Consolidated Balance Sheet
                               September 30, 2003

                          ASSETS
          Current assets:
            Cash                                       $    97,041
            Accounts receivable, less allowance
              for doubtful accounts of $25,000             185,049
            Unbilled production costs                       21,552
            Other current assets                           189,072
                                                       ___________
                Total current assets                       492,714

          Software, net                                  3,086,053
          Equipment, furniture
            and leasehold improvements, net                505,773
          Other assets                                      95,884
                                                       ___________
                                                       $ 4,180,424
                                                       ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                           $    74,987
            Deferred income                              1,153,977
            Other accrued liabilities                      188,041
            Accrued payroll and
              related liabilities                          171,860
            Note Payable (Note 2)                          160,161
            Current portion of
              long-term debt                                25,237
                                                       ___________
                Total current liabilities                1,774,263
            Long-term debt,
              less current portion                          15,536
            Deferred taxes based on income                  73,000
                                                       ___________
              Total liabilities                          1,862,799

          Stockholders' equity:
            Common stock,
              12,000,000 shares authorized,
              5,525,486 shares issued and
              outstanding in 2003                        4,274,595
            Accumulated deficit                        ( 1,957,247)
            Other comprehensive income/(loss)                  277
                                                       ___________
              Total stockholders' equity                 2,317,625
                                                       ___________
                                                       $ 4,180,424
                                                       ===========
          See Notes to Unaudited Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                        Unaudited Condensed Consolidated
               Statements of Operations and Comprehensive Income
                      For the Nine Months Ended September 30,

                                                 2003            2002
                                              __________      __________
Net sales (See Note 3)                        $4,442,274      $4,866,022

Costs and expenses:
  Cost of sales                                2,559,289       2,708,909
  Selling, general & administrative            1,549,992       2,063,570
                                              __________      __________
  Total costs and expenses                     4,109,281       4,772,479
                                              __________      __________
Income from operations                           332,993          93,543

  Interest/other income/(expense)             (   44,590)     (   44,712)
                                              __________      __________
Income before taxes
  and minority interests                         288,403          48,831

Provision for taxes
  based on income (See Note 4)                     3,000           4,600

Minority Interests                                    --      (   40,779)
                                              __________      __________
Net income and total
  comprehensive income                        $  285,403      $   85,010
                                              ==========      ==========

Basic earnings per share                      $      .05      $      .02

Basic weighted average
  shares outstanding                           5,525,486       4,997,234

Diluted earnings per share                    $      .05      $      .02

Diluted weighted average
  shares outstanding                           5,905,486       5,109,734

            See Notes to Unaudited Consolidated Financial Statements.

                               AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                        Unaudited Condensed Consolidated
               Statements of Operations and Comprehensive Income
                      For the Three Months Ended September 30,

                                                 2003            2002
                                              __________      __________
Net sales (See Note 3)                        $1,449,120      $1,633,762

Costs and expenses:
  Cost of sales                                  873,101         904,066
  Selling, general & administrative              480,927         715,104
                                              __________      __________
  Total costs and expenses                     1,354,028       1,619,170
                                              __________      __________
Income from operations                            95,092          14,592

  Interest/other income/(expense)             (   11,660)     (    8,786)
                                              __________      __________
Income before taxes
  and minority interests                          83,432           5,806

Provision for taxes
  based on income (See Note 4)                        --           1,600

Minority Interests                                    --      (   26,615)
                                              __________      __________
Net income and total
  comprehensive income                        $   83,432      $   30,821
                                              ==========      ==========

Basic earnings per share                      $      .02      $      .01

Basic weighted average
  shares outstanding                           5,525,486       4,997,234

Diluted earnings per share                    $      .01      $      .01

Diluted weighted average
  shares outstanding                           5,905,486       5,211,401

            See Notes to Unaudited Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                             Unaudited Consolidated
                            Statements of Cash Flows

                     For the Nine Months Ended September 30,
                           Increase (Decrease) in Cash

                                                  2003           2002
                                               __________     __________
Cash flows from operating activities:
  Net income                                   $  285,403     $   85,010
  Adjustments to reconcile
    net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                   911,600        876,280
  Minority Interests                                   --     (   40,779)
  Changes in operating assets
         and liabilities:
    Accounts receivable                           147,118        241,398
    Unbilled production costs                  (   18,154)    (    4,626)
    Other current assets                       (   13,925)    (   69,831)
    Other assets                               (   16,437)        16,651
    Accounts payable                           (  179,583)         6,452
    Deferred income                            (  227,769)    (  351,094)
    Other accrued liabilities                  (  197,187)        88,601
    Accrued payroll and
      related liabilities                      (   64,938)    (  261,374)
                                               __________     __________
Net cash provided by
  operating activities                            626,128        586,688

Cash flows from investing activities:
  Capital expenditures                         (  406,015)    (  505,840)

Cash flows from financing activities:
  Principal borrowings/(payments)
    under notes, net                           (  167,374)    (  196,428)
  Exercise of Warrants                             12,425             --
  Receipts from notes receivable - stock               --          2,067
                                               __________     __________
Cash used in financing activities              (  154,949)    (  194,361)
                                               __________     __________
Net increase (decrease) in cash                    65,164     (  113,513)
  Foreign currency effect on cash                      --         13,946
Cash at beginning of period                        31,877        122,029
                                               __________     __________
Cash at end of period                          $   97,041     $   22,462
                                               ==========     ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                   $   53,599     $   79,679
    Income taxes                                   26,772          6,917

            See Notes to Unaudited Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB

                                    Notes to
                   Unaudited Consolidated Financial Statements

                               September 30, 2003


NOTE 1.  Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared by Registrant and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2003, the results of operations and the statement of cash flows for the three and nine months ended September 30, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly-owned owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-K for the period ending December 31, 2002 including, without limitation, the financial statements and notes therein.


NOTE 2.  Notes Payable

The Company was in compliance with its financial loan covenants as of September 30, 2003 under its bank credit agreement. In October 2003, the Company's primary bank, Wells Fargo Bank, amended and extended the terms of its credit agreement at the Company's request for an additional 3 months to September 30, 2004. Because the Company's bank line of credit facility matures on September 30, 2004, it is reported as a current liability in the
Company's balance sheet as of September 30, 2003.    The credit facility is
a $1.075 million revolving line of credit, which decreases by $175,000 on October 1, 2003 to $900,000, by $200,000 on January 1, 2004 to $700,000, by
$150,000 on April 1, 2004 to $550,000, and by $125,000 on July 1, 2004 to
$425,000. The interest rate on the line of credit is the bank prime rate plus 5 percentage points (9.0% at October 1, 2003). The outstanding loan balance of the line of credit was $160,000 with $915,000 available on September 30, 2003 ($740,000 on October 1, 2003) out of a total commitment of $1,075,000 at September 30, 2003 (reducing to $900,000 on October 1, 2003).
The credit line is secured by all of the assets of the Company and its subsidiaries. It also requires that the Company maintain certain minimum financial covenant ratios, restricts the payment of cash dividends, and limits the amount of certain types of equity investments, the repurchase of Company stock and loans to third parties and subsidiaries.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                               September 30, 2003


NOTE 2.  Notes Payable (continued)

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

The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the nine months ended June
30, 2003, and 2002:

                                        2003            2002
                                    ___________     ___________
Geographic areas
    Net sales
         United States              $ 3,695,170     $ 4,249,407
         Foreign - Canada/Other         747,104         616,615

    Long-lived assets, net
         United States                3,586,726       4,280,029
         Foreign - Canada                 5,100          21,426


Note 4.  Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. At December 31, 2002, the Company had available net operating loss carryforwards for federal income tax purposes of $3,596,000, $3,130,000 for state income tax purposes and $216,000 for foreign income tax purposes. A valuation allowance reflects the unrecognized U.S. and foreign tax loss carryforward. These net operating loss carryforwards may be used to offset federal income taxes through 2022, state income taxes through 2010 and foreign income taxes through 2007.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                               September 30, 2003


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

In February, 2003, the Company issued 621,252 warrants (at an exercise price of $0.01 per warrant) to two directors to purchase 621,252 shares of the Company's "restricted" common stock at an exercise price of $0.01 per share. In May and June 2003, all warrants were exercised and the stock was purchased and issued.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                            Net Income    Shares    Per Share
                                            __________   _________  _________
Nine months ended September 30, 2003

  Basic earnings per share
    Net income available to
      common stockholders                   $  285,403   5,525,486  $     0.05
  Effect of dilutive securities
    Stock options                                          310,556
  Diluted earnings per share                __________   _________  __________
    Net income available to
      common stockholders                   $  285,403   5,836,042  $     0.05

Nine months ended September 30, 2002

  Basic earnings per share
    Net income available to
      common stockholders                   $   85,010   4,997,234  $     0.02
  Effect of dilutive securities
    Stock options                                          112,500
  Diluted earnings per share                __________   _________  __________
    Net income available to
      common stockholders                   $   85,010   5,109,734  $     0.02

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                               September 30, 2003


Note 5.  Earnings Per Share (continued)

Three months ended September 30, 2003

  Basic earnings per share
    Net income available to
      common stockholders                   $   83,432   5,525,486  $     0.02
  Effect of dilutive securities
    Stock options                                          380,000
  Diluted earnings per share                __________   _________  __________
    Net income available to
      common stockholders                   $   83,432   5,905,486  $     0.01

Three months ended September 30, 2002

  Basic earnings per share
    Net income available to
      common stockholders                   $   30,821   4,997,234  $     0.01
  Effect of dilutive securities
    Stock options                                          214,167
  Diluted earnings per share                __________   _________  __________
    Net income available to
      common stockholders                   $   30,821   5,211,401  $     0.01


Note 6.  Subsequent Events

The Company has a material contract with the Texas Education Agency (TEA) to provide an Internet-based resource sharing system to all K-12 schools within the State. The contract accounted for approximately 25% of the Company's 2002 Sales and is expected to account for less than 15% of the Company's 2003 Sales. The Texas State Legislature did not fund the contract for the fiscal 2003-2005 (9/03-8/05) budget period due to a $10 billion State budget deficit. TEA is therefore funding the contract by implementing a subscription-based approach financed directly by the individual schools and school districts. The Company is working closely with several Texas State agencies and consultants to implement this new approach. The change in funding approach may result in additional costs, risks and reduced revenues for the Company depending on the outcome. However, it is not expected to have a material adverse effect on the Company's financial statements.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                                     Notes to
                    Unaudited Consolidated Financial Statements

                               September 30, 2003


Note 7.  Recently Issued Accounting Pronouncements

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

                               September 30, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The Company maintains its accounting books and records in accordance with accounting principles generally accepted in the United States of America.
The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and sales and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results may materially differ from those estimated. The Company's critical accounting policies include the following:

      -  Capitalized software development costs

      -  Amortization of software development costs

      -  Revenue Recognition

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

                               September 30, 2003


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

Revenue recognition policies vary according to the nature of the revenue. The Company's primary revenue stream is outsourced web hosting services, which are sold on a subscription basis. Services are billed in advance on an annual or quarterly basis. Revenue is recognized monthly on a pro-rata basis i.e., for a twelve month contract, one-twelfth of the revenue is recognized each month as services are rendered. Revenues, which have been billed and collected in advance, are booked as deferred income until the services are provided and revenues earned. Certain insignificant annual subscriptions for databases and software support typically are recognized as revenue in the month they are billed. Certain cost of sales and overhead costs for providing future software support services are accrued as expense in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-9, and thereby matching revenues and expenses. Certain contract job processing services are progress billed and revenues recognized as the processing services are performed on a monthly basis. Certain software and hardware sales are billed when the product is shipped and title passes to the customer.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                               September 30, 2003


LIQUIDITY AND CAPITAL RESOURCES

The working capital deficit decreased by $770,000 to a negative $1,282,000 from $2,050,447 as of December 2002, primarily as a result of net cash from operating activities of $626,000, a reduction in capital expenditures and repayment of $167,000 in borrowing on the bank line of credit and other term debt. Net cash provided by operating activities was approximately $626,000 in 2003 up from net cash provided by operating activities of $587,000 in 2002 due an improvement in net income, and collection of accounts receivable. The Company's primary ASP product lines are sold on an annual subscription basis with fees for services billed to the customer and paid annually or quarterly in advance. This cash is received and booked to deferred income on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the cash is received, it is used to pay down the line of credit. A growing percentage of sales (currently over 70% year-to-date) of the Company's sales revenues are now being paid through customer advances without flowing through accounts receivable. The average accounts receivable balance is therefore lower (approximately one-third) from what it would otherwise historically be and there is a substantial deferred income balance in current liabilities representing revenues to be earned from future services to customers who have paid in advance.

At December 31, 2002, the Company's principal financial commitments, other than its bank line of credit, involved the lease of corporate facilities in Pomona, California and in Toronto, Canada. Commitments over next five years total approximately $1.0 million.

The Company's principal uses of cash for investing activities during 2003 and 2002 were directed primarily toward continuing development of the Company's AGent(TM), VERSO(TM) and Impact/ONLINE(TM) software. The amounts invested in software development were $375,000 in both 2003 and 2002. The remainder of the investing activities were to acquire hardware and software used to expand and enhance online services to the Company's current and prospective Internet/Web customers. Total capital expenditures were down to $406,000 in 2003 compared to $506,000 in 2002 due to an acquisition in 2002.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                               September 30, 2003


Management believes that liquidity and capital resources should be adequate to fund operations and expected reductions in bank debt in 2003 and 2004. The Company was in compliance with its financial loan covenants as of September 30, 2003 under its bank credit agreement. In October 2003, the Company's primary bank, Wells Fargo Bank, amended and extended the terms of its credit agreement at the Company's request for an additional three months to September 30, 2004. Because the Company's bank line of credit facility matures on September 30, 2004, it is reported as a current liability in the Company's balance sheet as of September 30, 2003. The credit facility is a $1.075 million revolving line of credit, which decreases by $175,000 on October 1, 2003 to $900,000, by $200,000 on January 1, 2004 to $700,000, by $150,000 on April 1, 2004 to
$550,000, and by $125,000 on July 1, 2004 to $425,000.  The interest rate on the line of credit is the bank prime rate plus 5 percentage points (9.0% at October 1, 2003). The outstanding loan balance of the line of credit was $160,000 with $915,000 available on September 30, 2003 ($740,000 on October
1, 2003) out of a total commitment of $1,075,000 at September 30, 2003 (reducing to $900,000 on October 1, 2003). The credit line is secured by all of the assets of the Company and its subsidiaries. It also requires that the Company maintain certain minimum financial covenant ratios, restricts the payment of cash dividends, and limits the amount of certain types of equity investments, the repurchase of Company stock and loans to third parties and subsidiaries. The Company has no so-called special purpose entities, off-balance sheet or derivative financing of any kind. All entities have been consolidated and all material intercompany accounts and transactions have been eliminated.

The Company has a material contract with the Texas Education Agency (TEA) to provide an Internet-based resource sharing system to all K-12 schools within the State. The contract accounted approximately 25% of the Company's 2002 Sales and is expected to account for less than 15% of the Company's 2003 Sales. The Texas State Legislature did not fund the contract for the fiscal 2003-2005 (9/03-8/05) budget period due to a $10 billion State budget deficit. TEA is therefore funding the contract by implementing a subscription-based approach financed directly by the individual schools and school districts. The Company is working closely with several Texas State agencies and consultants to implement this new approach. The change in funding approach may result in additional costs, risks and reduced revenues for the Company depending on the outcome. However, it is not expected to have a material adverse effect on the Company's financial statements. Management believes these funding conditions are temporary and manageable, and expects that the Company will earn higher profits in 2003 and 2004.

This Report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                               September 30, 2003


RESULTS OF OPERATIONS

First Nine Months of 2003 as Compared to First Nine Months of 2002

Net sales decreased $424,000 or 9% to $4,442,000 in 2003 from $4,866,000 in 2002 due primarily to declines in sales to publishing customers. The Company is focusing on its core library services business and not soliciting new publishing customers.

Cost of sales decreased $150,000 or 6% to $2,559,000 in 2003 from $2,709,000 in 2002 as a result of cost reductions in publishing production payroll and office rent. Gross margins decreased to 42% of sales in 2003 from 44% of sales in 2002 due to the decline in net sales.

Selling, general and administrative expenses decreased $514,000 or 25% to $1,550,000 in 2003 from $2,064,000 in 2002 as a result of a substantial decrease in legal expenses in 2003 compared to 2002. The substantial legal fees in 2002 were due primarily to the lawsuits initiated by the Company's former general counsel, Robert H. Bretz. The Company settled with Mr. Bretz in January of 2003 ending the litigation.

Income from operations more than doubled to $333,000 in 2003 up $239,000 from $94,000 in 2002 due to the above expense reductions.

Interest/other income/expense was an expense of $45,000 in 2003 unchanged from an expense of $45,000 in 2002.

Provision for taxes based on income in 2003 and 2002 reflects the federal and state net operating loss carryforward and the minimum state income taxes (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

Minority interests of $41,000 reflects the minority owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002. In December 2002, both majority-owned subsidiaries, Dataquad and LibraryCard were merged with Auto-Graphics, Inc.

Net income tripled to $285,000 up $200,000 in 2003 compared to $85,000 in 2002 due to the above expense reductions.

Both basic and diluted earnings per share was $0.05 in 2003 compared to $0.02 in 2002.

                               AUTO-GRAPHICS, INC.
                                   Form 10-QSB

                               September 30, 2003


Third Quarter of 2003 as Compared to Third Quarter of 2002

Net sales decreased $185,000 or 11% to $1,449,000 in 2003 from $1,634,000 in 2002 due primarily to declines in sales to publishing customers. The Company is focusing on its core library services business and not soliciting new publishing customers.

Cost of sales decreased $31,000 or 3% to $873,000 in 2003 from $904,000 in 2002 as a result of cost reductions in publishing production payroll and office rent. Gross margins decreased from 45% in 2002 to 40% of sales in 2003 due to the decline in net sales.

Selling, general and administrative expenses decreased $234,000 or 33% to $481,000 in 2003 from $715,000 in 2002 as a result of a substantial decrease in legal expenses in 2003 compared to 2002. The substantial legal fees in 2002 were due primarily to the lawsuits initiated by the Company's former general counsel, Robert H. Bretz. The Company settled with Mr. Bretz in January of 2003 ending the litigation.

Income from operations increased six-fold to $95,000 in 2003 up from $15,000 in 2002 due to the above expense reductions.

Interest/other income/expense was an expense of $12,000 in 2003 up from an expense of $9,000 in 2002.

Provision for taxes based on income in 2003 and 2002 reflects the federal and state net operating loss carryforward and the minimum state income taxes in 2002 (See Note 4 of Notes to Unaudited Consolidated Financial Statements).

Minority interests of $27,000 reflects the outside minority owners' share of the losses realized by the majority-owned Dataquad subsidiary in 2002. In December 2002, both majority-owned subsidiaries, Dataquad and LibraryCard were merged with Auto-Graphics, Inc.

Net income increased 167% to $83,000 in 2003 compared to $31,000 in 2002 due to the above expense reductions.

Both basic and diluted earnings per share were $0.02 and $0.01 in 2003, respectively, compared to $0.01 in 2002.

                              AUTO-GRAPHICS, INC.
                                  Form 10-QSB


                              September 30, 2003


ITEM 3.  CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed, under the supervision and with the participation of the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2003. No significant changes in internal controls or in other factors have occurred that could significantly affect controls subsequent to September 30, 2003.

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

                                    AUTO-GRAPHICS, INC.



Date:    November 14, 2003          /s/ Robert S. Cope
                                    _________________________
                                    Robert S. Cope, President



Date:    November 14, 2003          /s/ Daniel E. Luebben
                                    _____________________
                                    Daniel E. Luebben,
                                    Chief Financial Officer

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

             Date:  November 14, 2003

                                       /s/ Robert S. Cope
                                       __________________
                                       Robert S. Cope
                                       Chairman of the Board and President

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

             Date:  November 14, 2003

                                       /s/ Daniel E. Luebben
                                       _____________________
                                       Daniel E. Luebben
                                       Chief Financial Officer
                                         and Secretary