Form 10KSB
period 2003-12-31
AUTO GRAPHICS INC
filed 2004-03-30
CIK 8598

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 - For the fiscal year ended   December 31, 2003.
or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 - For the transition period from _________________ to _________________.


                     Commission file number   0-4431



                            AUTO-GRAPHICS, INC.
     (Exact name of small business issuer as specified in its charter)

                                California
     (State or other jurisdiction of incorporation or organization)

                                95-2105641
                    (IRS Employer Identification No.)

                      3201 Temple Avenue, Pomona, CA
                (Address of principal executive offices)

                                  91768
                                (Zip Code)

                             (909) 595 - 7004
                        (Issuer's telephone number)


Securities registered under Section 12(b) of the Act:

Title of each class    None.
Name of each exchange on which registered    None.

Securities registered under section 12(g) of the Act:

                               Common Stock
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

State issuer's revenues for its most recent fiscal year.  $5,771,756

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant at March 25, 2004 was $739,000.

The number of shares of the registrant's Common Stock outstanding at March 30, 2004 was 5,525,586.

                   DOCUMENTS INCORPORATED BY REFERENCE
                       Except for exhibits, none.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               ---     ---

Documents available from Auto-Graphics, Inc.

The Company's Annual Report on Form 10-KSB and Code of Ethical Conduct may be viewed and printed on the Company's website at http://www.auto-graphics.com and click on the "company" hyperlink and then on the "Investor Relations" hyperlink. If you would like to receive a printed copy of the Company's Annual Report on Form 10-KSB and/or a copy of the Company's Code of Ethical Conduct at no charge, please mail your request to Attention: Secretary, Auto-Graphics, Inc., 3201 Temple Avenue, Pomona, California 91768, or send an e-mail to del@auto-graphics.com with your return address or call Daniel E. Luebben, the Secretary of the Company, at 1-800-776-6939 extension 1504.

                                 PART I

ITEM 1. BUSINESS

Auto-Graphics, Inc. and its subsidiary, A-G Canada Ltd., (the "Company") provides software products and services used to create, manage, publish and access information content via the Internet/Web.

Auto-Graphics Inc. (parent) provides products and services to clients in the U.S.

A-G Canada Ltd. provides products and services to clients in Canada.

Revenue is primarily derived from a subscription or ASP (Application Service Provider) model, which includes "turn-key" software and support as well as outsourced Web "hosting" providing communications bandwidth, hardware, data management and facilities management and personnel for customer Web sites and content. Revenue is also generated from direct sales, licensing and support of software products and services.

The Company's products and services are presently sold primarily to libraries, especially multi-type library consortia requiring systems to create, manage, publish and access large bibliographic and holdings databases used to implement resource-sharing initiatives (interlibrary locating and borrowing of materials). Recent product releases enhance or build on existing technologies to provide a Web portal used by all types of libraries to manage not only traditional bibliographic databases but adds the functionality to manage local and third-party vendor databases and other Web resources within a single concurrent or metasearch search interface. (This is also known within the industry as a "federated" search interface.) Additionally, the Company offers a number of options for its products that are library standards based.


Products and Services

The products and services offered by the Company in 2003 include the following:

AGent(TM) is an Internet/Web-based software suite encompassing six distinct modules offering libraries a broad and complete set of library management solutions that can be customized/personalized down to the patron level. AGent's modules include: portal, authentication, cataloging, resource-sharing, library automation (formally VERSO(TM)) and statistics. The AGent Portal module is a metasearch single search module that allows libraries to manage and search diverse bibliographic and full-text content through one convenient user interface. The AGent Authentication module enables users (patrons and staff) to be identified and provided with a specific level of service authorization according to customer specific definitions. The AGent Cataloging module allows libraries to select from a wide variety of bibliographic content sources in a subscription service format.
Additionally, the AGent Cataloging module can offer authorized staff access to Auto-Graphics' MARC editor, AGCat(TM). Within the AGent Library Automation module there are three specific sub-modules: circulation, serials, and acquisitions. These can be purchased and configured/implemented in whole or in part creating an integrated local library automation system. Inter-library loan initiatives are supported in our AGent Resource-Sharing module through the use of ISO 10160/61 compliant software, allowing libraries to construct regional, statewide/province-wide systems. The AGent Statistics module provides the consortium or each library with a full range of metrics that can be applied to a broad spectrum of reports that reflect system usage, library usage, patron access, etc.

AGent Digital Content Management ("DCM") is a modular editorial, publishing and management software system used to create, organize, maintain and manage information databases in XML (eXtensible Markup Language). The system can be configured for a single user or a multi-user enterprise system. Integrated components include authenticated user access and control, data content validation through the use of one or more Document Type Definition (DTD) overlays, data authentication based on control and authority files, editorial revision control and version control, complete record routing and approval management, and DTD validation. AGent DCM can include a Web page preview feature used to validate electronic publishing compatibility. When used in conjunction with AGent this system provides a fully functioning Web publishing system and, when integrated with AGent, provides a complete and seamless enterprise-wide content development, control and Web publishing system. DCM is designed to work within the AGent umbrella of products to provide a full spectrum of capabilities in the MARC and XML environments.

The Company has acquired, developed and owns a substantial bibliographic database (including exclusive North American rights to the REMARC(TM) database of over four million pre-1968 records) and also makes available public agency databases including those offered by the United States Library of Congress, National Library of Canada, British Library and many U.S. and Canadian public and university libraries as a compendium of databases containing over 30 million unique records. The Company provides online bibliographic records for use by its U.S. and Canadian library customers via the Internet/Web through a product known as AGent MARCit(TM).


Applications

AGent has been installed in all of the individual libraries comprising our consortium customers. The Company has statewide contracts in six states and one province in Canada. Customers also include many regional library organizations in several other states. Some Company contracts employ only physical union catalogs, some only virtual union catalogs and some employ both types of catalogs.

The AGent library automation system has been installed in over 70 libraries consisting of public, school, academic and special libraries to manage their local collections and circulation. All of the libraries utilize the ASP services provided by the Company. Many of the libraries migrated from older legacy systems offered by the Company's competitors. Other libraries did not have any library automation until they installed AGent. The unique approach of ASP has provided a cost effective way for libraries to acquire a library automation system without high front-end investments in server hardware.

The Company installed AGent at the Toronto Public Library ("TPL"), which has the largest circulation of any library system in North America. They use AGent to search (approximately 66) third-party public access catalogs and authenticate users allowing for the simultaneous searching of 66 or more other reference databases licensed by or developed by TPL. The Company was also awarded contracts for AGent from the National Geographic Society, the Food and Drug Administration, and Chaffey College. Auto-Graphics negotiated and finalized the first of our multi-tiered selling programs in the state of New Jersey known as "JerseyClicks". This program will offer the 1,000 school, public, academic and special libraries of New Jersey an opportunity to significantly upgrade their software capability by implementing AGent (Portal) at the local level. Similar initiatives are also under review in the other five statewide systems. Additionally, the British Columbia provincial-wide system known as "Outlook" has also endorsed and initiated a similar program in Canada. Smart Choices of British Columbia that consists of two libraries have implemented AGent as a front-end replacement for their local library catalogs. In addition to utilizing AGent as a replacement for their local catalogs, the libraries are also managing their complete offering of reference databases via AGent. This unique approach will allow the library to move their electronic services beyond the walls of the library that will make these services available to all patrons of the libraries from their homes or businesses.


Product Development

Core software embraces industry standard data structures, such as XML, and standards specific to the markets served, such as MARC, Z39.50, SIP2, NCIP and ISO 10160/61 in the library community. These protocols are industry standards that provide for the efficient distribution of information to and from disparate library systems and vendors. The use of standards provides the Company with the ability to allow the AGent to sit on top of other vendor systems so that the product can be mixed and matched with existing library systems that the individual library has determined can be replaced by AGent.

All new system development is being programmed to operate on Microsoft platforms. The Company is using N-tiered architecture to allow for customer implementation flexibility. Development is based on an architecture that works on multiple computer servers and which provides system scalability, as the customer's needs change. Microsoft SQL Server provides the database engine for the Company's software product families.


Marketing

The technology utilized and developed in the Company's products and services is applicable to a diverse group of markets and customers. Marketing activities include public relations, advertising, display and presentation at industry trade shows, targeted mailings, telemarketing and e-messaging campaigns.

Products sold to the library market are generally sold by response to RFP's (Requests for Proposals) and, more frequently than not, competitive bidding managed by governmental purchasing departments. The Company maintains a bids and proposals department, which focuses on the identification of bidding opportunities and subsequent generation of all documentation in response to all proposal requests. Price points for the Company's various products/services are instrumental in determining the type of sales effort deployed by the Company, and the Company strives to take into account the available budgets of the procuring agencies and the competitive practices found within the marketplace.

The Company's strategy for entering emerging new markets in the future is focused on the Internet/Web "Portal" market and will utilize the new AGent product to capitalize on this emerging market opportunity. The Company's strategy for its Internet-centric products and services includes the development of new products and services in order to continually respond to the evolving needs of its existing and potential customer base. The Company will also expand strategic relationships with other companies or independent representatives who are already present or are otherwise knowledgeable about these prospective customers/markets.

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

Accordingly, there can be no assurances that the Company will be able to launch, sustain and profit in the near or long-term from these new products/services, customers and markets initiatives. However, as the market for managing and distributing information and knowledge continues to change, the Company intends, as it has in the past, to be responsive to the changing needs and requirements of customers as they evolve by offering new and enhanced products and services representing advances in the information and knowledge management industry.


Competition

The Company was an early entrant into the software and database publishing business and industry. Although the Company has been successful to date in securing many of the awarded contracts involving the development and implementation of Internet/Web based "online" bibliographic catalog and interlibrary loan services systems for statewide, regional or other consortia of libraries, increased emphasis on this products/services niche of the library market can be expected to generate additional attention, capability and effort by one or more of the Company's competitors in this now relatively small niche of the library market.

Software sales of the Company's products, as well as complementary design, development and processing services are highly competitive. There are no definitive market share statistics available, however, the market is sizable and there are many companies attempting to establish a position in this market. Many competitors are smaller and local in character; however, many are larger and national with greater financial and other resources than the Company. Purchase contracts are generally awarded according to the results of pricing, technical capability, customer references and service performance.

In seeking to expand its customers/markets, the Company can be expected to face competition from existing and future competitors with substantially greater financial, technical, marketing, distribution and other resources than the Company and, therefore, may be able to respond more quickly than the Company can to new challenging opportunities, technologies, standards or customer requirements. The Company will compete with other large, well-known software development and Internet/Web database platform companies that offer a variety of software products. Several large, well-known computer hardware manufacturers have entered the Internet/Web solutions and outsourced "hosting" business. Increasing competition could result in pricing pressures negatively impacting margins available to companies competing in this market and could make it difficult or even impossible for the Company to gain recognition and acceptance of its particular line of these products and services.


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


Offices/Employees

The Company's main office is in Pomona, California, in the greater Los Angeles area. The Company's wholly-owned Canadian subsidiary, A-G Canada, Ltd., is located in Toronto, Canada. Sales representatives are located in California, Texas, Missouri, Oklahoma and Toronto. The Company including its subsidiary employs approximately 40 persons in all locations. The Company believes that relationships with its employees are good.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases its corporate office facility from a limited partnership owned by a current and a former director/stockholder of the Company. In December 2002, a new five year lease (with one five year renewal option) was negotiated and approved by the two independent members of the Company's Board of Directors. The Company further reduced its square footage occupied to 12,745 under the new lease. The rental rate for the lease renewal is equal to or less than the rental rates paid by three unaffiliated tenants in the same building. The Company also surveyed available office properties of similar size and amenities in the Pomona and surrounding areas and the lease rental rate is in the bottom quartile of the range of comparable properties. Management believes that the reconfigured space will be sufficient for the Company's current and foreseeable future needs. The Company also has an annual lease on a small sales and support office in Toronto, Canada for its wholly-owned subsidiary, A-G Canada, Ltd. (See Note 5 of Notes to Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Stock quotations.

                                         2003
                    ------------------------------------------------
                             Bid                       Ask
                    ----------------------    ----------------------
Price Range           High          Low         High          Low
------------------  --------      --------    --------      --------

First Quarter       $  .370       $  .350     $  .750       $  .480
Second Quarter         .400          .370        .850          .600
Third Quarter          .400          .400        .850          .830
Fourth Quarter         .400          .310        .850          .600


                                         2002
                    ------------------------------------------------
                             Bid                       Ask
                    ----------------------    ----------------------
Price Range           High          Low         High          Low
------------------  --------      --------    --------      --------

First Quarter       $  .440       $  .300     $  .520       $  .400
Second Quarter         .400          .200        .500          .240
Third Quarter          .440          .230        .560          .300
Fourth Quarter         .450          .350       1.500          .480


Trading in the Company's Common Stock is reported on the electronic OTC (Over- the-Counter) Bulletin Board under the symbol "AUGR" (Cusip Number 052725 108). The stock quotations set forth above have been provided by Pink Sheets LLC and represent the highest and lowest closing bid and asked prices quoted by broker/dealers making a market in the Company's Common Stock in the OTC market for the periods presented. Prices quoted do not include retail markup, markdown or commissions and may or may not reflect actual transactions in shares of the Company's stock.

As of December 31, 2003, the number of holder accounts of record (including depository and nominee or "street name") of the Company's Common Stock was approximately 200. The Company believes that the number of record and beneficial owners of the Company's Common Stock is in excess of 450 stockholders.

The Company has never paid a cash dividend and there are no plans to do so in the near future.

                     EQUITY COMPENSATION PLAN INFORMATION
______________________________________________________________________________

                                                                 Number of
                                                                 securities
                                                                 remaining
                           Number of                             available
                           securities                            for future
                          to be issued        Weight-average      issuance
                        upon exercise of    exercise price of   under equity
                      outstanding options, outstanding options, compensation
  Plan category        warrants & rights    warrants & rights       plans
--------------------  -------------------- -------------------- --------------

Equity compensation
  plans approved by
  security holders           354,900               $0.34            135,000

Equity compensation
  plans not approved
  by security holders             --                  --                 --
                      -------------------- -------------------- --------------
Total                        354,900               $0.34            135,000
                      ==================== ==================== ==============

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

The Company maintains its accounting books and records in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and sales and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements. Actual results may materially differ from those estimated. The Company's critical accounting policies include the following:

      +  Capitalized software development costs

      +  Amortization of software development costs

      +  Revenue Recognition

The Company accounts for internally developed software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." After technical feasibility has been established, the Company capitalizes the average cost per billable hour of its software development process including payroll and payroll benefits, training and recruiting costs. The Company collects and records the programming labor hours invested in software development projects. Annually, the Company evaluates these accumulated costs for recoverability against estimated future revenues and determines the amount, which will be capitalized. Of the annual software development project costs eligible for capitalization, the Company generally capitalizes about 60% and expenses the remainder. To the extent that more development costs are capitalized, the Company's net income will improve, and, to the extent that more software development costs are expensed instead of capitalized, the Company's net income will decline. Because of the direct effect on earnings, the Company endeavors to capitalize a relatively consistent amount year-to-year to minimize the fluctuation in earnings.

The Company amortizes its software development costs in accordance with the estimated economic life of the software, which generally is seven years. The Company's typical product lifecycle has been about 15 years, which was true for its prior film/fiche product line, CD-ROM product line and current Internet/Web product line, which has now been deployed for ten years and is still growing. To the extent the average actual useful life varies significantly from the estimated useful life, amortization expense may be understated or overstated. Generally, amortization expense averages approximately 16% of the revenue stream.

Revenue recognition policies vary according to the nature of the revenue.
The Company's primary revenue stream is outsourced web hosting services which are sold on a subscription basis. Generally, these large contract services are billed in advance on an annual, semi-annual or quarterly basis. Revenue is then recognized monthly as services are rendered. Revenues which have been billed and payment collected in advance are booked as deferred revenue until the services are provided and revenues earned. For certain small annual subscriptions, one-fourth of the annual revenue is recognized in the quarter the annual subscription is billed and the balance is deferred and recognized evenly over the next three quarters in accordance with SOP 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and 98-9. Certain contract job processing services are progress billed and revenues recognized as the processing services are performed on a monthly basis. Certain software and hardware sales are billed when the product is shipped or access rights are provided to the customer.


Liquidity and Capital Resources

Working capital improved by $1,295,000 to a negative $755,000 in 2003 up from a negative $2,050,000 in 2002 due primarily to a substantial reduction in current liabilities (excluding current portion of long-term debt) of approximately $957,000 offset by an $89,000 increase in borrowings and the replacement of the Company's short-term credit facility with long-term debt. Profitability in terms of operating income tripled to $370,000 and EBITDA cash flow (Earnings Before Interest, Taxes, Depreciation and Amortization) improved accordingly to approximately $1,578,000 in 2003 from $1,168,000 in 2002. The Company replaced its credit facility in February 2004 with a new facility that matures in May 2005 and is extendable to May 2006 subject to meeting certain conditions (see below). The Company's primary AGent(TM) product is sold on an annual subscription basis with fees for services billed to the customer and paid annually or quarterly in advance. These cash payments are received and booked to deferred revenue on the balance sheet to be applied as the monthly sales revenues are earned and recognized on a pro-rata basis. As the actual cash is received, it is used to pay down the line of credit or for working capital needs. A growing percentage of sales (currently over 65%) of the Company's sales revenues are now being paid through customer advances without ever flowing through accounts receivable. Therefore, the average accounts receivable balance is approximately one-third of what it would otherwise historically be and there is a substantial deferred revenue balance in current liabilities representing revenues to be earned from future services to customers who have paid in advance.

At December 31, 2003, the Company's principal financial commitments, other than its bank line of credit and equipment financing, involved the lease of corporate facilities in Pomona, California and in Toronto, Canada. Total commitments over next four years total approximately $734,000. (See Note 4 of Notes to Consolidated Financial Statements and Item 2. Properties herein).

The Company's principal use of cash for investing activities during 2003 and 2002 were directed primarily towards continuing development of the Company's AGent(TM) and VERSO(TM) software and ASP (Application Service Provider) services. The amounts invested in capitalized software was $500,000 in 2003 and 2002, respectively. The remainder of investing activities were to acquire hardware and software used to expand and enhance online services to the Company's current and prospective ASP customers. Total capital expenditures and investments were down $193,000 to $561,000 in 2003 from $754,000 in 2002. Major expenditures for 2002 include internal software development of AGent(TM) and VERSO(TM) software, acquisition of Pigasus Wings ISO interlibrary loan software and computer equipment.

2002 expenditures also included investments of approximately $35,000 in the remaining common stock of the Company's majority-owned subsidiaries: Dataquad and LibraryCard. In December 2002, owning in excess of 90%, the Company initiated a short-form statutory merger and bought out the remaining minority shareholders. On December 31, 2002, the Company merged Dataquad and LibraryCard into the Company and assumed both subsidiary's assets, immaterial liabilities and intercompany notes were cancelled by operation of law. In the course of the merger, the Company acquired both subsidiary's net operating loss (NOL) tax carryforwards in the total amount of $2,411,000 and $1,300,000 for federal and state taxes, respectively. These NOL carryforwards may be used to shelter the Company's U.S. taxable income without limitation through 2022 for federal purposes and through 2010 for state purposes. At December 31, 2003, the Company had total available net operating loss carryforwards for federal income tax purposes of $3,398,000, $2,089,000 for state income tax purposes and $160,000 for foreign income tax purposes. These net operating loss carryforwards expire in 2022 for federal taxes, 2010 for state and 2008 for foreign taxes. The NOL carryforward for California state tax purposes has been suspended for 2002 and 2003, meaning that the Company will be unable to use its NOL carryforward for this period and will therefore be liable for California state taxes.

The Company was in compliance with all of its financial loan covenants as of December 31, 2003 under its previous bank credit agreement. In October 2003, the Company began negotiations with a new bank, Pacific Mercantile Bank, to replace the Company's existing credit facility with Wells Fargo Bank. The new credit facility was concluded in February 2004 and is a revolving line of credit with an initial commitment of $750,000 declining to $600,000 on April 1, 2004 and $500,000 on July 1, 2004 consistent with the Company's forecasted declining requirements for financing. The credit facility matures on May 1, 2005 and may be extended to May 1, 2006 under certain conditions. Under FAS No. 6, "Classification of Short-term Obligations Expected To Be Refinanced", the line of credit is therefore reported as a long-term liability in the Company's balance sheet for the year ended December 31, 2003. The interest rate on the new credit facility is the Wall Street Journal bank prime rate plus a 2.5% margin declining to a 1.5% margin under certain conditions. The credit facility is secured by all of the assets of the Company and its subsidiary, A-G Canada Ltd. and requires that the Company maintain certain minimum financial covenant ratios. At December 31, 2003, the total borrowing was $398,000 with $352,000 in additional credit availability under the new credit facility. (See Note 2 of Notes to Consolidated Financial Statements). Management believes that liquidity and capital resources should be adequate to fund operations and expected reductions in bank debt in 2004. Based on the Company's 2004 Plan, management expects that the Company will have no bank debt by December 31, 2004 and will only require occasional working capital financing in the future. The Company has no current plans to enter the equity market to raise additional capital.

Off-Balance Sheet Financing

The Company has no so-called special purpose entities or off-balance sheet or derivative financing of any kind. All entities have been consolidated and all material intercompany accounts and transactions have been eliminated.

The Company's largest customer, the Texas Education Agency ("TEA") provided 13% and 23% of the Company's sales in 2003 and 2002, respectively. In late 2003, TEA began a process of changing the way that the Company's services were procured from a central purchase contract through TEA to direct purchase by the schools using the Company's system. The Company is in the process of registering school districts and individual schools for the service.

The Company has refocused its resources on its core business of library services. The Company's strategy is to offer ASP (Application Service Provider) services through outsourced web hosting to its library customers sold on an annual subscription basis. This is very attractive to our customers because it eliminates the large upfront capital investment, and ongoing technical management and technical staff requirements that the library would otherwise require and also provides an affordable and predictable monthly budget for the library. With a core of highly competent technical personnel, computer equipment and the Internet/Web, the Company can offer an efficient and very cost effective solution for the library. The majority (now approximately 85%) of this subscription business also forms an ongoing stream of recurring business each year under multiple year contracts.


RESULTS OF OPERATIONS

2003 as Compared to 2002

Net sales decreased $892,000 or 13% from $6,664,000 in 2002 to $5,772,000 in
2003 due to lower sales from its TEA contract (see above) and planned declining sales to publishing customers. The Company is focusing on its core library services and software businesses and not soliciting new publishing customers.

Cost of sales decreased $500,000 in 2003 or 13% as a result of major cost reductions in payroll and production costs in late 2002. Gross margins were unchanged at 42% in both 2003 and 2002 as the Company has continued to focus on its core library ASP services business. As the Company has transitioned from labor intensive businesses to outsourced web hosting (ASP) businesses much of the direct costs in cost of sales have been replaced largely by fixed indirect period costs. Therefore as revenues increase in the future from these business lines, margins can be expected to increase rapidly also.

Selling, general and administrative expenses decreased $635,000 or 24% in 2003 from 2002. In 2003, the Company began investing heavily in sales and marketing staff in an effort to reverse the declining sales trends. 2002 selling, general & administrative expenses include nearly $1,000,000 in litigation expenses successfully defending eight lawsuits filed by the Company's former general counsel, Robert H. Bretz, following his dismissal. On January 16, 2003, the Company reached a settlement with Mr. Bretz dismissing all of the lawsuits involving the parties for a cash payment of $15,000. The dispute cost the Company the equivalent of $0.22 per share, severely impacted profitability and liquidity for the year ended December 31, 2002. (See Note 6 of Notes to Consolidated Financial Statements).

Income from operations nearly tripled from $127,000 in 2002 to an operating income of $370,000 in 2003 due again to substantial cost reduction measures taken in late 2001 and 2002 and relief from the above referenced litigation.

Interest expense was $72,000 in 2003 down $25,000 from $97,000 in 2002 due to lower average borrowings.

Other income primarily reflects bad debt recovery.

Warrant expense in 2002 reflects a non-cash charge to earnings for the issuance of 621,252 warrants for a corresponding number of shares of "restricted" Common Stock as reimbursement for the premium paid by two directors to Robert H. Bretz, the Company's former counsel, in settlement of all lawsuits between the parties. (See Note 6 of Notes to Consolidated Financial Statements).

Provision for taxes based on income in 2003 and 2002 reflect minimum state tax payments and the effect of federal and state net operating loss carryforwards (See Note 3 of Notes to Consolidated Financial Statements).

Minority interests in the losses of subsidiaries of $77,000 in 2002 reflects a non-cash charge of $120,000 recognized by two majority-owned subsidiaries in connection with the repurchase of stock in return for cancellation of a trust note offset by minority interests in the losses incurred by those subsidiaries of $43,000. The subsidiaries were merged with the Company on December 31, 2002.

Net income was $305,000 compared to a net loss of $228,000 in 2002, an improvement (turnaround) of $533,000. Both basic and diluted "earnings" per share were $0.06 and $0.05, respectively in 2003, compared to a basic and diluted "loss" per share of $0.05 in 2002, an improvement of $0.11 and $0.10 in earnings per share, respectively.


2004 Operating Plan

The Company expects to be profitable in 2004 and EBITDA cash flow coupled with lower capital expenditures should continue to reduce bank debt and improve liquidity. The Company primarily serves state and local fiscal government entities and is seeing some improvement in sales prospects in 2004 with the economic recovery apparently underway. The Company is investing heavily in sales and marketing to drive sales growth through better customer coverage and more focused marketing programs. The 2004 capital budget is expected to decline about 10% from 2003 on reduced spending for internally developed software and on computer equipment due to performance improvements and declining prices. The Company plans no further business or product acquisitions for the foreseeable future and will instead focus on building its core library business.


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


Foreign Exchange

The functional and reporting currency of the Company is the U.S. dollar, while the functional and reporting currency for A-G Canada Ltd., the Company's wholly-owned Canadian subsidiary, is the Canadian dollar. Accordingly, the Company is exposed to foreign currency translation gains or losses as the relationship between the Canadian dollar and United States dollar fluctuates. Increases in the value of the Canadian dollar against the U.S. dollar will result in foreign exchange transaction gains and decreases in the value of the Canadian dollar will result in foreign exchange transaction losses. Other than for sales by A-G Canada in Canada, all other transactions involving the Company are generally denominated in U.S. dollars. (See Note 1 of Notes to Consolidated Financial Statements).


Recently Issued Accounting Pronouncements

See Note 1 "Recently Issued Accounting Pronouncements" of Notes to Consolidated Financial Statements.

ITEM 7. FINANCIAL STATEMENTS

Index to Consolidated Financial Statements covered by Report of the Independent Auditors.

                                                                    Page
                                                                  Reference
                                                                  ---------
Independent Auditor's Report                                         17

Consolidated Balance Sheets
  at December 31, 2003 and 2002                                      18

Consolidated Statements of Operations
  and Comprehensive Income (Loss) for
  the years ended December 31, 2003 and 2002                         19

Consolidated Statements of Stockholders' Equity
  for the years ended December 31, 2003 and 2002                     20

Consolidated Statements of Cash Flows for
  the years ended December 31, 2003 and 2002                         21

Notes to Consolidated Financial Statements                           23

INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Auto-Graphics, Inc.
Pomona, California

We have audited the accompanying consolidated balance sheets of Auto-Graphics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Auto-Graphics, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Singer Lewak Greenbaum & Goldstein LLP


Los Angeles, California
February 27, 2004

                             AUTO-GRAPHICS, INC.
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 2003 and 2002

            ASSETS                                     2003           2002
---------------------------------------------      -----------    -----------
Current assets:
  Cash                                             $    10,534    $    31,877
  Accounts receivable, less
    allowance for doubtful
    accounts ($25,000 in
    2003 and 2002)                                     389,201        332,167
  Unbilled production costs                              4,674          3,398
  Other current assets                                 180,476        175,145
                                                   -----------     ----------
Total current assets                                   584,885        542,587

Software, net (Note 1)                               2,946,315      3,186,465
Equipment, furniture and
  leasehold improvements, net (Note 1)                 513,267        910,947
Other assets (Note 1)                                  119,869         79,446
                                                   -----------    -----------
                                                   $ 4,164,336    $ 4,719,445
                                                   ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    83,652    $   254,569
  Deferred revenue                                     842,183      1,381,746
  Accrued payroll and related liabilities              245,673        236,798
  Other accrued liabilities                            139,711        385,227
  Current portion of long-term debt (Note 2)            28,977        334,694
                                                   -----------    -----------
Total current liabilities                            1,340,196      2,593,034

  Long-term debt, less current portion (Note 2)        418,425         33,614
  Deferred taxes (Note 3)                               68,000         73,000
                                                   -----------    -----------
Total liabilities                                    1,826,621      2,699,648

Commitments and contingencies (Note 4)

Stockholders' equity:
  Common Stock, 12,000,000 shares
    authorized, 5,525,586 shares
    issued and outstanding in 2003
    and 4,904,234 shares in 2002 (Note 6)            4,274,625      4,262,169
  Accumulated deficit                               (1,937,187)    (2,242,649)
  Accumulated other comprehensive income(loss)             277            277
                                                   -----------    -----------
Total stockholders' equity                           2,337,715      2,019,797
                                                   -----------    -----------
                                                   $ 4,164,336    $ 4,719,445
                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements

                          AUTO-GRAPHICS, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                    AND COMPREHENSIVE INCOME (LOSS)
                 Years ended December 31, 2003 and 2002

                                   2003            2002
                                ----------      ----------
Net sales (See Note 1)          $5,771,756      $6,663,626

Costs and expenses
  Cost of sales                  3,350,356       3,850,200
  Selling, general
  and administrative             2,051,770       2,686,673
                                ----------      ----------
                                 5,402,126       6,536,873
                                ----------      ----------
Income from operations             369,630         126,753

  Interest expense, net             71,785          97,196
  Warrant expense                       --         215,000
  Other income                      (9,617)        (38,486)
                                ----------      ----------
Income (loss) before taxes
  and minority interests           307,462        (146,957)

  Income tax expense (Note 3)        2,000           4,000
  Minority interest in loss
    of subsidiaries (Note 6)            --          77,278
                                ----------      ----------
Net income (loss)                  305,462        (228,235)

  Foreign currency translation
    adjustments (Note 1)                --              --
                                ----------      ----------
Total comprehensive
  income (loss)                 $  305,462      $ (228,235)
                                ==========      ==========
Earnings per share (Note 1):
  Basic income (loss)
    per share                   $      .06      $     (.05)

    Weighted average shares
      outstanding                5,525,586       4,996,979

  Diluted income (loss)
    per share                   $      .05      $     (.05)

    Weighted average shares
      outstanding                5,880,486       4,996,979


               See Notes to Consolidated Financial Statements.

                            AUTO-GRAPHICS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2003 and 2002

                                                       Retained
                      Common Stock                     Earnings/       Other         Total
                                            Notes    (Accumulated  Comprehensive Stockholders'
                   Shares      Amount     Receivable    Deficit)   Income/(Loss)    Equity
                  ---------  ----------   ----------  -----------  ------------- -------------
Balances at
  December
   31, 2001       4,997,234  $4,201,755   $  (75,364) $(2,014,414) $     (10,981) $   2,100,996

Net Income                           --           --     (228,235)           --       (228,235)
Note Receivable                      --       (2,136)          --            --         (2,136)
Adjustment to
  Minority
  Interests, net         --    (160,500)          --           --            --       (160,500)
Subsidiary Stock
  Purchase               --      83,414           --           --            --         83,414
Issuance of
  Warrants               --     215,000           --           --            --        215,000
Retire Notes
  Receivable-Stk    (93,000)    (77,500)      77,500           --            --             --
Foreign Currency
  Translation
  Adjustments                        --           --           --        11,258         11,258
                  ---------  ----------   ----------  -----------  ------------- -------------
Balances at
  December
   31, 2002       4,904,234  $4,262,169  $        --  $(2,242,649) $        277   $  2,019,797

Net Income                           --           --      305,462            --        305,462
Issuance of
  Stock             621,352      12,456           --           --            --         12,456
                  ---------  ----------   ----------  -----------  ------------- -------------
Balances at
  December
   31, 2003       5,525,586  $4,274,625  $        --  $(1,937,187) $        277   $  2,337,715
                  =========  ==========   ==========  ===========  ============= =============

      See Note 6 "Stockholder's Equity in Notes to Consolidated Financial
Statements.

                             AUTO-GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2003 and 2002

                                                2003               2002
                                            -----------        -----------
Cash flows from operating activities:
  Net income/(loss)                         $   305,462        $  (228,235)
  Adjustments to reconcile net
    income/(loss) to net cash provided
    by (used in) operating activities:
        Depreciation and amortization         1,198,719          1,294,847
        Deferred taxes                           (5,000)           (78,600)
        Allowance for doubtful accounts              --           (120,000)
        Warrant Expense                              --            215,000
        Minority Interest                            --             77,278
    Changes in operating assets
      and liabilities
        Accounts receivable                     (57,034)           473,333
        Unbilled production costs                (1,276)             7,615
        Other current assets                     (5,329)            31,389
        Other assets                            (40,423)            12,206
        Accounts payable                       (170,918)          (105,104)
        Deferred revenue                       (539,562)           133,758
        Accrued payroll and
          related liabilities                     8,876           (227,015)
        Other accrued liabilities              (245,517)           182,296
                                            -----------         ----------
Net cash provided by
  operating activities                      $   447,998         $1,668,768

Cash flows from
  investing activities (Note 1):
  Capital expenditures                          (60,891)          (119,502)
  Capitalized software development             (500,000)          (500,000)
  Purchase of Pigasus Software                       --           (100,000)
  Investment in Dataquad, Inc.                       --            (33,046)
  Investment in The LibraryCard, Inc.                --             (1,605)
                                            -----------         ----------
Net cash used in investing activities       $  (560,891)        $ (754,153)

                             AUTO-GRAPHICS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2003 and 2002

                                                2003                2002
                                            -----------         -----------
Cash flows from
  financing activities (Note 1):
  Borrowings under long-term debt           $    88,694         $    58,850
  Payments under long-term debt                      --            (993,923)
  Borrowings(payments) under
    cash surrender value of
    life insurance, net                              --              (4,457)
  Payments under capital lease                       --             (77,047)
  Payments under equipment financing             (9,600)                 --
  Proceeds from
    stock/warrant sales, net                     12,456              (2,136)
                                             ----------         -----------
Net cash provided by (used in)
    financing activities                         91,550          (1,018,713)
                                            -----------         -----------
Net decrease in cash                            (21,343)           (104,098)

  Foreign currency effect on cash                    --              13,946
  Cash at beginning of year                      31,877             122,029
                                            -----------         -----------
Cash at end of year                         $    10,534         $    31,877
                                            ===========         ===========
             See Notes to Consolidated Financial Statements.

                              AUTO-GRAPHICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2003 and 2002


1.      Summary of significant accounting policies.

Auto-Graphics, Inc. (the "Company"), a California corporation incorporated in 1960, including its wholly-owned A-G Canada, Ltd. subsidiary provide software products and services used to create, manage, publish and access information content via the Internet/Web.

A-G Canada, a Canadian corporation formed in 1997, provides software products and services to customers in the library community in Canada.

Dataquad, a Nevada corporation, was formed in 1999 to market XML based content management software products and services, which enable enterprises to create, organize, maintain, manage and deliver database and other information dynamically within and outside the enterprise including over the Internet/Web. Dataquad was merged into Auto-Graphics, Inc. on December 31, 2002.

LibraryCard, a Nevada corporation, was formed in 1999 to develop and operate an Internet/Web site offering access to library type information services to consumers in their homes, schools, libraries and offices. LibraryCard was merged into Auto-Graphics, Inc. on December 31, 2002.


Basis of Presentation

The consolidated financial statements include the accounts of Auto-Graphics, Inc. and its wholly and majority-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.


Revenue Recognition

Sales are recognized as services are rendered monthly or quarterly on a subscription basis and when goods (software, equipment, databases, etc.) are shipped to customers in accordance with the American Institute of Certified Public Accountant's Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 and SOP 98-9. Revenues for which payment has been received are treated as deferred revenue until services are provided and revenues have been earned.


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


Foreign Currency Translation

The functional and reporting currency for operations located in Canada is the Canadian dollar. Consequently, assets and liabilities must be translated into U.S. dollars using standard exchange rates and the effects of the foreign currency translation adjustments are accumulated as other comprehensive income (loss) and included as a component of stockholders' equity. All other Company transactions are denominated in U.S. dollars.


Credit Risk

The Company performs ongoing credit evaluations of its customers and generally requires cash deposits in advance of providing services. The Company maintains reserves for potential losses from uncollectible accounts, and actual losses in 2003 and 2002 were in line with management's expectations. The Company may be exposed to credit risk for trade receivables beyond the reserves established by the Company for this purpose. The Company places its cash with high credit quality financial institutions and, at times, the balance may be in excess of the FDIC limit. (See Segment Reporting below).


Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value:

     Cash and Receivables. The carrying amounts approximate fair value because of the short-term maturity of these instruments.

     Long-term Debt. The carrying amounts approximates fair value, since the interest rate on the debt is at least equal to the bank's prime rate which the Company believes is reflective of rates it could currently obtain.


Unbilled Production Costs

Costs associated with work in process (WIP) include: labor, materials, and operations overhead (excluding selling, general and administrative expenses) are stated at the lower of cost or net realizable value, and are removed from WIP inventory on a standard cost basis.




Software

Software is recorded at historical cost. Software at December 31, 2003 and 2002, consist of the following:
                                                2003              2002
                                            -----------       -----------
        Computer software and database      $ 7,192,374       $ 6,715,602
        Less accumulated amortization         4,246,059         3,529,137
                                            -----------       -----------
                                            $ 2,946,315       $ 3,186,465
                                            ===========       ===========

Asset Purchase of Pigasus Wings Software: In July 2002, the Company acquired Wings ISO (International Standards Organization) compliant interlibrary loan software product for $100,000. The Wings software has provided ISO compliant functionality for the Company's AGent(TM) interlibrary loan software module.

Asset Retirements: Fully amortized software having an original cost of $804,000 was retired in 2002 and none in 2003.

Amortization: Certain costs incurred related to the development and purchase of computer software are capitalized and amortized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". In accordance with EITF (Emerging Issues Task Force) Issue 00-02, "Accounting for Web Site Development Costs", certain marketing costs incurred to develop Web sites are expensed as incurred. Amortization is based on the straight-line method and commences in the first full year of product availability and continues over the product's estimated useful life. The estimated useful life for computer software and databases is seven years based on its estimated economic life. Unamortized computer software was approximately $2,946,000 in 2003 and $3,186,000 in 2002. Amortization of computer software was approximately $937,000 in 2003 and $807,000 in 2002.

Equipment, Furniture and Leasehold Improvements

Equipment, furniture and leasehold improvements are recorded at historical cost. Equipment, furniture and leasehold improvements at December 31, 2003 and 2002, consist of the following:

                                                2003             2002
                                            ------------     ------------
        Equipment                           $  1,409,118     $  1,415,346
        Furniture and fixtures                   320,695          323,665
        Leasehold improvements                    25,508           25,508
                                            ------------     ------------
                                               1,755,321        1,764,519
        Less accumulated depreciation          1,242,054          853,572
                                            ------------     ------------
                                            $    513,267     $    910,947
                                            ============     ============

Asset Retirements: Fully depreciated fixed assets having an original cost of $93,316 and $1,344,000 were retired in 2003 and 2002, respectively.

Useful Lives: The following estimated useful lives are generally observed for the respective asset categories:

        Equipment              - 5 years
        Furniture and fixtures - 5 to 10 years
        Leasehold improvements - The lease term

Depreciation: Depreciation is based on the straight-line method over the estimated useful life of the asset and commences in the year the asset is placed in and/or is available for service or sale using the half-year convention method. Depreciation expense was $262,000 in 2003 and $362,002 in 2002.


Impairment Of Long-lived Assets

The Company periodically assesses the recoverability of the carrying amounts of long-lived assets. An impairment loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.


Other Assets

In February 2003, A-G Canada, Ltd. a wholly-owned Canadian subsidiary of the Company, pledged a Guaranteed Income Certificate in the amount of $45,000 to Toronto Dominion Bank as collateral for a four-year Letter of Credit.


Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings per Share" requires the presentation of basic earnings per share and diluted earnings per share. Basic and diluted earnings per share computations presented by the Company conform to the standard and are based on the weighted average number of shares of Common Stock outstanding during the year. In 2003 and 2002, the Company's Board of Directors granted stock options for 255,000 and 125,000 shares of the Company's restricted Common Stock to two directors and certain employees. For the year ended December 31, 2003 and 2002, there were common stock equivalents (warrants, options or convertible securities) outstanding representing 354,900 and 876,252 shares, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31, 2003            Net Income    Shares    Per Share
-------------------------------------   ----------   ---------  ----------
  Basic earnings per share
    Net income available to
      common stockholders               $  305,462   5,525,586  $     0.06
  Effect of dilutive securities
    Stock options                               --     354,900
                                        ----------   ---------  ----------
  Diluted earnings per share
    Net income available to
      common stockholders               $  305,462   5,880,486  $     0.05
                                        ==========   =========  ==========

Year ended December 31, 2002            Net Income    Shares    Per Share
-------------------------------------   ----------   ---------  ----------
  Basic earnings per share
    Net income available to
      common stockholders               $ (228,235)  4,996,979  $    (0.05)
  Effect of dilutive securities
    Warrants                                    --          --
    Stock options                               --          --
                                        ----------   ---------  ----------
  Diluted earnings per share
    Net income available to
      common stockholders               $ (228,235)  4,996,979  $    (0.05)
                                        ==========   =========  ==========

Warrants and stock options have been excluded in 2002, since they are anti-dilutive.


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


Supplemental Disclosure of Cash Flow Information

The Company paid net interest in the amount of $71,785 in 2003 and $97,196 in 2002. The Company paid income taxes in the amount of $26,480 in 2003 and $8,347 in 2002.

Segment Reporting

As of the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Statement establishes standards for reporting information about operating segments in interim and annual financial statements.

The following table summarizes sales based on the location of the customers and assets based on the location of the asset presented on the basis of generally accepted accounting principles for the years ended December 31, 2003 and 2002:

                                      2003             2002
                                  ------------     ------------
    Geographic areas
    Net sales
        United States             $  4,805,377     $  5,741,889
        Foreign - Canada/Other         966,379          921,737

    Long-lived assets, net
        United States                3,456,221        4,084,694
        Foreign - Canada                 3,361           12,718


The Company's largest customer, the Texas Education Agency ("TEA") provided 13% and 23% of the Company's sales in 2003 and 2002, respectively. In late 2003, TEA began a process of changing the way that the Company's services were procured from a central purchase contract through TEA to direct purchase by the schools using the Company's system. The Company is in the process of registering school districts and individual schools for the service. There was three accounts which represent more than 10% of the Company's accounts receivable as of December 31, 2003. All accounts representing over 10% of total accounts receivable were subsequently collected.

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


2.      Long-term Debt.

Long-term debt at December 31, 2003 and 2002 consists of the following:

                                                 2003             2002
                                             ------------     -----------
Revolving line of credit with
  interest at the bank prime
  rate plus five percentage points
  (9.0% at December 31, 2003)
  secured by all of the assets of
  the Company and its subsidiaries           $    398,150     $   309,458

Note payable for computer equipment
  with monthly payments of $2,612 in
  2003 and $2,452 in 2002 (See Note 5
  "Related Party Transactions")                    49,252          58,850
                                             ------------     -----------
Total debt                                        447,402         368,308

  Less current portion                             28,977         334,694
                                             ------------     -----------
Long-term portion                            $    418,425     $    33,614
                                             ============     ===========

The Company was in compliance with all of its financial loan covenants as of December 31, 2003 under its "previous" bank credit agreement. The interest rate on the "previous" line of credit is the bank prime rate plus 5% margin (9.0%) at December 31, 2003. In October 2003, the Company began negotiations with a new bank, Pacific Mercantile Bank, to replace the Company's existing credit facility with Wells Fargo Bank. The new credit facility was concluded in February 2004 and is a revolving line of credit with an initial commitment of $750,000 declining to $600,000 on April 1, 2004 and $500,000 on July 1,
2004 consistent with the Company's forecasted declining requirements for financing. The credit facility matures on May 1, 2005 and may be extended to May 1, 2006 under certain conditions. Under FAS No. 6, "Classification of Short-term Obligations Expected To Be Refinanced", the line of credit is therefore reported as a long-term liability in the Company's balance sheet for the year ended December 31, 2003. The interest rate on the new credit facility is the Wall Street Journal bank prime rate plus a 2.5% margin declining to a 1.5% margin under certain conditions. The credit facility is secured by all of the assets of the Company and its subsidiary, A-G Canada Ltd. and requires that the Company maintain certain minimum financial covenant ratios. At December 31, 2003, the total borrowing was $398,000 with $352,000 in additional credit availability under the new credit facility.


3.      Taxes Based on Income.

The Company uses the liability method of accounting for income taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax valuations of assets and liabilities using applicable tax rates for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts to the amount expected to be realized. The provision for income taxes represents the tax payable (or benefit) for the period plus the change in deferred tax assets and liabilities during the year.

The provision/(benefit) for taxes based on income is composed of the following for the years ended December 31, 2003 and 2002:

                                         2003             2002
                                     ------------     ------------
Current taxes based on income
                  Federal            $         --     $     (1,000)
                  State                     2,000           34,000
                  Foreign                      --               --
                                     ------------     ------------
                                            2,000           33,000

Deferred taxes based on income
                  Federal                      --          (49,000)
                  State                        --          (15,000)
                  Foreign                      --           35,000
                                     ------------     ------------
                                               --         ( 29,000)
                                     ------------     ------------
                                     $      2,000     $      4,000
                                     ============     ============

A reconciliation of the provision/(benefit) for taxes based on income follows for the years ended December 31, 2003 and 2002:

                                         2003             2002
                                     ------------     ------------
Statutory U.S. Federal income tax    $     71,000     $     28,000
Adjustments for foreign tax rates           3,000           (5,000)
Change in valuation allowance            (209,000)         148,000
State tax, net of Federal benefit          12,000            5,000
Benefit of prior NOL carryforward              --               --
Other                                     125,000         (172,000)
                                     ------------     ------------
                                     $      2,000     $      4,000
                                     ============     ============

The statutory U.S. Federal income tax rate was 34% in 2003 and 2002.   The
deferred tax assets and liabilities are composed of the following at December 31, 2003 and 2002:

                                         2003             2002
                                     ------------     ------------
Deferred tax liabilities:
  Tax over book amortization and
    depreciation                     $    471,000     $    232,000

Deferred tax assets:
  Net operating loss                    1,348.000        1,308,000
  Bad debts/accrued vacation/other         60,000           65,000
                                     ------------     ------------
  Total deferred tax assets             1,408,000        1,373,000

  Valuation allowance                    (945,000)      (1,154,000)
                                     ------------     ------------
Net deferred tax assets                   463,000          219,000
                                     ------------     ------------
Net deferred tax liability           $      8,000     $     13,000
                                     ============     ============

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reported in the Company's financial statements or tax returns. The valuation allowance at December 31, 2003 and 2002 reflects an unrecognized U.S. and foreign tax loss carryforward. At December 31, 2003, the Company had available net operating loss carryforwards for federal income tax purposes of $3,398,000, $2,089,000 for state income tax purposes and $160,000 for foreign income tax purposes. These net operating loss carryforwards expire in 2022 for federal taxes, 2010 for state and 2008 for foreign taxes.


4.      Commitments and Contingencies.

The Company incurred total facilities and equipment lease and rental expense of approximately $219,000 in 2003 and $265,000 in 2002. The Company is obligated under certain non-cancelable operating leases for office facilities and equipment expiring in 2004, 2005, 2006 and 2007.

Approximate future minimum lease commitments as of December 31, 2003 are as follows:

                       Years ended               Operating
                       December 31,               Leases
                       ------------             ----------
                           2004                 $  215,000
                           2005                    173,000
                           2006                    173,000
                           2007                    173,000
                                                ----------
      Total minimum lease payments              $  734,000
                                                ==========

From time to time, the Company is involved in legal proceedings incidental to its normal business activities. Management does not believe that the outcome of these proceedings will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


5.      Related Party Transactions.

The Company leases its corporate office facility from a limited partnership owned by a current and a former director/stockholder of the Company. In December 2002, a new five year lease (with one five year renewal option) was negotiated and approved by the two independent members of the Company's Board of Directors. The Company further reduced its square footage occupied to 12,745 under the new lease. The rental rate for the lease renewal is equal to or less than the rental rates paid by three unaffiliated tenants in the same building. The Company also surveyed available office properties of similar size and amenities in the Pomona and surrounding areas and the lease rental rate is in the bottom quartile of the range of comparable properties. Management believes that the reconfigured space will be sufficient for the Company's current and foreseeable future needs. The Company also has an annual lease on a small sales and support office in Toronto, Canada for its wholly-owned subsidiary, A-G Canada, Ltd.

James R. Yarter, a shareholder, has been a director of the Company since June 2001 and was paid $15,000 and $23,500 in director fees for the Company and its subsidiaries in 2003 and 2002, respectively. Mr. Yarter also serves as a sales and marketing consultant to the Company and was paid $30,000 annually for consulting services rendered to the Company in 2003 and 2002, respectively.

Thomas J. Dudley, a shareholder, has been a director of the Company since July 2002 and was paid $17,510 and $8,755 in director fees in 2003 and 2002, respectively.

In July 2002, the Company exercised its right of first refusal and acquired 1,919,400 shares of common stock in each of its majority-owned subsidiaries, Dataquad, Inc. and LibraryCard, Inc. from a major investor for a payment of approximately $31,000 bringing the Company's ownership to 6,609,400 (85.8%) in each subsidiary.

In December 2002, the Company paid approximately $4,000 to acquire shares in Dataquad, Inc. and LibraryCard, Inc. owned by Corey M. Patick and Paul Shepherd, shareholders in the Company, and Paul R. Cope, an officer and shareholder in the Company.

In December 2003, Donald A. Scurti, a shareholder, provided financing to the Company of approximately $51,000 on a 21 month note to purchase computer equipment.


6.      Stockholders' Equity.

Warrants

On May 9, 2001 the Company terminated the services of its long-time outside counsel, Robert H. Bretz. Mr. Bretz was also a director and shareholder of the Company. Following his termination, Mr. Bretz began to file multiple lawsuits (a total of eight) against the Company, its current and former officers, directors and counsel. Through December 31, 2002, the Company had spent over $1,100,000 successfully defending these lawsuits, but anticipated spending another $500,000 in defending these existing cases through trial and believed that Mr. Bretz would continue to file similar lawsuits. On January 16, 2003 the Company settled the existing lawsuits with Mr. Bretz dismissing all of the lawsuits, including his lawsuit to recover approximately $65,000 for previously billed services to the Company, in return for a payment of $15,000. The settlement entailed the purchase of stock owned by Mr. Bretz at a price in excess of the then current fair market value of the underlying common stock. Two directors paid Mr. Bretz $0.85 per share for 414,168 shares or a total of approximately $352,000 even though the market price was approximately $0.30. Therefore, the two directors paid a premium of $0.55 per share over the fair market value of $0.30 per share or approximately $228,000. Since the Company could not legally repurchase the stock under the California Corporations Code and the settlement was clearly in the best interests of the Company and would avoid substantial future legal fees and costs, the Company reimbursed the two directors for the premium they paid to Mr. Bretz in the form of warrants to purchase additional shares of the Company's "restricted" Common Stock. The Company engaged an independent appraiser to establish a fair market value for the large block of shares, which fair market value was determined to be $0.30 per share. Based on the premium paid by the directors of approximately $228,000 and an exercise price of $0.01 each per warrant and share, the directors were entitled to a total of 814,000 warrants/shares. However, the directors accepted a total of 621,252 warrants to purchase an equal number of additional shares of the Company's "restricted" Common Stock representing a discount of approximately 24%. All of the 621,252 warrants were exercised and 621,252 shares were issued in 2003. As permitted by Statement of Financial Accounting Standards No. 123 (and No. 148), "Accounting for Stock Based Compensation", the Company will continue to account for employee stock options (and warrants) using the "intrinsic method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The result was a non-cash charge to earnings of $215,000 in 2002. The transaction has been reviewed by the Company's general counsel and approved by the sole independent director, Thomas J. Dudley.

2002 Qualified and Non-qualified Stock Option Plan

The Company adopted a qualified and non-qualified stock option plan following approval by its shareholders at its 2001 annual shareholder's meeting held on February 27, 2002. The plan consists of 490,000 shares with approximately 350,000 qualified shares reserved for employees and 140,000 non-qualified shares reserved for directors. On May 3, 2002, the Company's Board of Directors granted stock options for 220,000 shares of the Company's restricted Common Stock at an exercise price of $0.30, reflecting the market price on the date of the grant, to an outside director (60,000 shares) and employees (160,000 shares). On July 17, 2002, the Company's Board of Directors granted non-qualified stock options for 35,000 shares of the Company's restricted Common Stock at an exercise price of $0.325, reflecting the market price on the date of the grant, to its outside directors. On June 18, 2003, the Board of Directors granted stock options for 125,000 shares of the Company's restricted Common Stock at an exercise price of $0.40, reflecting the market price on the date of the grant, to its outside directors (30,000 shares) and employees (95,000 shares). As of December 31, 2003, there were 125,000 non-qualified options and 230,000 qualified options outstanding for a total of 355,000 options and 15,000 non-qualified options and 120,000 qualified options for a total of 135,000 options available for future grant. Under the plan, the stock option price per share for options granted is determined by the Board of Directors and is based on the market price of the Company's common stock on the date of grant. The stock options vest over four years and no option can be exercised later than ten years from the date it was granted.

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company has continued to account for employee stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As a result of this election, the Company does not recognize compensation expense for its stock option plans since the exercise price of the options granted equals the fair value of the stock on the date of grant. Had the Company determined compensation cost based on the fair value for its fully vested stock options at grant date, under SFAS 123, the Company's net income and earning per share would have been reduced to the pro forma amounts indicated below:

                                            2003               2002
                                       --------------     --------------
     Net income (loss):
        As reported                    $      305,462     $     (228,765)
        Pro forma                             299,035           (228,765)
     Earnings (loss) per share:
        As reported:
            Basic                                0.06              (0.05)
            Diluted                              0.05              (0.05)
        Pro forma:
            Basic                                0.05              (0.05)
            Diluted                              0.05              (0.05)


The fair value for these options was estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002:

                                            2003               2002
                                       --------------     --------------

     Expected life                       Five Years         Five Years
     Risk-free interest rate                1.6%                3.6%
     Expected volatility                     30%                 30%
     Dividend yield                           0%                  0%
     Fair value of options
       granted at fair market price       $0.12               $0.10

All options granted in 2003 and 2002 were at the fair market price.


Transactions involving stock options are summarized as follows:

                                          Number of    Weighted Average
                                           Shares       Exercise Price
                                          ---------    ----------------

     Balance at December 31, 2001                --    $      0.00

       Granted during 2002                  255,000           0.30
                                          ---------    -----------
     Balance at December 31, 2002           255,000    $      0.30

       Granted during 2003                  125,000           0.40

       Exercised during 2003              (     100)          0.30

       Forfeited during 2003              (  25,000)          0.37
                                          ---------    -----------
     Balance at December 31, 2003           354,900    $      0.34
                                          =========    ===========

Additional information with respect to the outstanding options as of December 31, 2003 is as follows:

                        Options Outstanding          Options Exercisable
                 ---------------------------------  --------------------
                              Average    Weighted
                             Remaining    Average                Average
Option Exercise  Number of  Contractual  Exercise   Number of   Exercise
  Price Range     Shares     Life(Yrs.)    Price      Shares     Price
---------------  ---------  -----------  ---------  ---------  ---------
 $0.30 to 0.399    244,900      8.49     $    0.30     76,250  $    0.30
 $0.40 to 0.499    110,000      9.51          0.40         --         --
                 ---------  -----------  ---------  ---------  ---------
                   354,900      8.81          0.34     76,250       0.30
                 =========                          =========

1997 Non-qualified Stock Option Plan

The Company adopted a 1997 Non-qualified Stock Option Plan effective December 31, 1997. The Plan consists of 300,000 shares of the Company's authorized but unissued Common Stock for shares have been reserved for possible future grants under the Plan. The plan is a non-qualified plan covering only senior executives and related persons. As of December 31, 2003 and 2002, there were no outstanding grants of options under the Plan and no grants are currently planned.


Dataquad and LibraryCard Merger with Auto-Graphics

In July 2002, the Company exercised its right of first refusal and acquired 1,919,400 shares of common stock in each of its majority-owned subsidiaries, Dataquad, Inc. and LibraryCard, Inc. from a major investor bringing the Company's ownership to 6,609,400 (85.8%) in each subsidiary.

When the subsidiaries were originally formed, 700,000 shares each of Dataquad and LibraryCard common stock was reserved for use in a future stock option and purchase plan for the subsidiaries. In June 2000, the subsidiaries issued the shares to a trustee (Corey M. Patick) secured by a note. As a result of the issuance, the Company's interest in the subsidiaries was diluted which resulted in a reduction in Stockholders' Equity in the amount of $104,769. In January 2001, Robert S. Cope replaced Mr. Patick as trustee for the trust shares. Under the trust agreement, the subsidiaries had the right and, in November 2002, exercised that right to repurchase the stock (at the original sales price) in return for cancellation of the trust note. The effect of the repurchase was a non-cash charge to earnings of $120,000 reflected as Minority Interest in income (loss) of subsidiaries and a net decrease in Stockholder's Equity of $160,500.

In December 2002, the Company paid approximately $4,000 to acquire shares in Dataquad, Inc. and LibraryCard, Inc. owned by Corey M. Patick and Paul Shepherd, shareholders in the Company, and Paul R. Cope, an officer and shareholder in the Company, bringing the Company's ownership to 100% in both subsidiaries. On December 31, 2002, the Company executed a short form merger and merged the assets and immaterial liabilities into the Company and cancelled the intercompany notes between the Company and two subsidiaries.


7.      401(k) Plan.

The Company sponsors a defined contribution plan qualified under Section 401(k) of the Internal Revenue Code for the benefit of its U.S. based employees. All full time employees are eligible to participate. The Company pays the immaterial administrative expenses of the plan. Annually, the Company may, at its sole discretion, award an amount as a match against employee contributions to the 401(k) plan. The Company contribution was approximately $13,000 in 2003 and $9,000 in 2002.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A.  CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed, under the supervision and with the participation of the President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the President and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. No significant changes in internal controls or in other factors have occurred that could significantly affect controls subsequent to December 31, 2003.

                                 PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and ages of, and the positions and offices within the Company held by, certain directors and officers of the Company at December 31, 2003:

      Name           Age                          Position
------------------  -----     ----------------------------------------------
Robert S. Cope        68      Chairman of the Board, Director and President.
                              Has served in these capacities for more than ten years.

Thomas J. Dudley      72      Director, Chairman of the Audit Committee.
                              Dr. Thomas J, Dudley, Ph.D. was elected to the Board in July, 2002. Dr. Dudley is the
                              Distinguished Professor of Decision and
                              Information Systems at Pepperdine University in Los Angeles, CA. and the founder of the Pepperdine Executive Management Program.
                              Also a former director for Space Labs
                              Medical, Inc. for 10 years. Dr. Dudley is also the founder and a principal of Thomas J.
                              Dudley & Associates, a firm providing
                              management consulting services since 1968.

James R. Yarter       66      Director.  Has served as a director for more
                              than two years. During the past five years, Mr.
                              Yarter has served as President and CEO of Block
                              Medical, US Medical, and Gish Biomedical, Inc.
                              and as a member of the board of directors of Avant Medical and Group 3 Inc.

Paul R. Cope          48      Chief Technology Officer.  Has served in this
                              and other capacities for more than ten years.

Albert A. Flores      38      Vice President, Library Sales and Marketing.
                              Has served in this and other capacities for more than ten years.

Juergen A. Jung       53      Vice President, Operations.  Has served in this
                              capacity for more than ten years.

Daniel E. Luebben     55      Chief Financial Officer and Secretary.
                              Has served in these and similar capacities for more than ten years.

Directors serve until their successors are elected at the annual meeting of stockholders. All executive officers serve at the discretion of the Company's Board of Directors.

ITEM 10.  EXECUTIVE COMPENSATION

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year, and, accordingly, information for Item 11 is incorporated by reference from said definitive Proxy Statement. The information from the Proxy Statement is included under the caption "Executive Compensation".


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year, and, accordingly, information for Item 12 and information for Compliance with Section 16(a) of the Exchange Act is incorporated by reference from said definitive Proxy Statement. The information from the Proxy Statement is included under the captions "Security Ownership of Certain Beneficial Owners and Management," "Nominees Proposed by the Board of Directors" and "Compliance With Section 16(a) of the Exchange Act".


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A definitive Proxy Statement will be filed with the Securities and Exchange Commission ("Commission") pursuant to Regulation 14A within 120 days after the close of the Company's most recent calendar year, and, accordingly, information for Item 13 is incorporated by reference from said definitive Proxy Statement. The information from the Proxy Statement is included under the caption "Certain Relationships and Related Transactions".

                                  PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

                     10.50 Maxcess Library Systems, Inc. Asset Purchase Agreement dated January 2, 2001.

                     10.56 Settlement Agreement between Auto-Graphics, Inc. and Pigasus, Inc. dated August 21, 2002.

                     10.57 2002 Stock Option Plan.

                     10.62 Business Loan Agreement between Auto-Graphics, Inc. and A-G Canada Ltd. and Pacific Mercantile Bank dated February 13, 2004.

                     10.63 Promissory Note between Auto-Graphics, Inc. and A-G Canada Ltd. and Pacific Mercantile Bank dated February 13, 2004.

                     10.64 Commercial Security Agreement between
                     Auto-Graphics, Inc. and Pacific Mercantile Bank dated February 13, 2004.

                     10.65 Commercial Security Agreement between A-G Canada Ltd. and Pacific Mercantile Bank dated February 13, 2004.


                     99.10 Certification by the Chief Executive Officer

                     99.20 Certification by the Chief Financial Officer

                     99.30 Code of Ethics

      (b)    None.

      (c) The following document is filed herewith for information purposes, but is not part of this Annual Report, except as otherwise indicated: None.

      (d)    None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued by the Company for the audit and other services provided by Singer Lewak Greenbaum and Goldstein, LLP for 2003 and 2002:

                                                  2003           2002
                                              -----------    -----------
  Audit and Review Fees                       $    58,275    $    37,500
  Audit-Related Fees - Consulting Services          2,387             --
  Tax Fees                                             --             --
  All Other Fees                                       --             --
                                              -----------    -----------
    Total                                     $    60,662    $    37,500
                                              ===========    ===========

The Company's Audit Committee has considered the amount of Audit-Related Fees for consulting on accounting matters to be immaterial.

                             AUTO-GRAPHICS, INC.
                                 Form 10-K

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AUTO-GRAPHICS, INC.
                                          (Registrant)


Date:   March 30, 2004                 By: /s/ Robert S. Cope
      ------------------               --------------------------------------
                                       Robert S. Cope, Director and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


Date:   March 30, 2004                 By: /s/ Robert S. Cope
      ------------------               --------------------------------------
                                       Robert S. Cope, Director and President


Date:   March 30, 2004                 By: /s/ Daniel E. Luebben
      ------------------               --------------------------------------
                                       Daniel E. Luebben,
                                       Chief Financial Officer and Secretary


Date:   March 30, 2004                 By: /s/ Thomas J. Dudley
      ------------------               --------------------------------------
                                       Thomas J. Dudley, Director


Date:   March 30, 2004                 By: /s/ James R. Yarter
      ------------------               --------------------------------------
                                       James R. Yarter, Director

                             AUTO-GRAPHICS, INC.
                                 Form 10-K

                               CERTIFICATIONS


I, Robert S, Cope, certify that:

1. I have reviewed this annual report on Form 10-K of Auto-Graphics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of this registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure control and procedures based on our evaluation as of the Evaluation Date;

                             AUTO-GRAPHICS, INC.
                                 Form 10-K

                               CERTIFICATIONS


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. In this annual report whether or not there were significant changes in internal controls the registrant's other certifying officers and I have indicated or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date:  March 30, 2004           /s/ Robert S. Cope
            ----------------          -----------------------------------
                                      Robert S. Cope
                                      Chairman of the Board and President

                             AUTO-GRAPHICS, INC.
                                 Form 10-K

                               CERTIFICATIONS


I, Daniel E. Luebben, certify that:

1. I have reviewed this annual report on Form 10-K of Auto-Graphics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of this registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure control and procedures based on our evaluation as of the Evaluation Date;

                             AUTO-GRAPHICS, INC.
                                 Form 10-K

                               CERTIFICATIONS


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. In this annual report whether or not there were significant changes in internal controls the registrant's other certifying officers and I have indicated or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



      Date:  March 30, 2004           /s/ Daniel E. Luebben
            ----------------          -------------------------------------
                                      Daniel E. Luebben
                                      Chief Financial Officer and Secretary